Form 10QSB
period 1999-12-31
INCHORUS COM
filed 2000-03-27
CIK 1094641

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 000-28069

                                 INCHORUS.COM
            (Exact name of registrant as specified in its charter)

              Nevada                                    86-0891610
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

       2041 Mission College Boulevard, Suite 259, Santa Clara, CA  95054
                   (Address of Principal Executive Offices)
                                  (Zip Code)

       Registrant's telephone number, including area code: (408) 496-6668


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of February 28, 2000, the registrant had 9,976,365 shares of common stock, $.001 par value per share, outstanding.

                                 INCHORUS.COM

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

      Balance Sheets, December 31, 1999 (unaudited)
       and March 31, 1999                                               4

      Statements of Operations, Three and Nine Months
       Ended December 31, 1999 (unaudited) and
       December 31, 1998 (unaudited)                                    5

      Statements of Cash Flows, Nine Months Ended
       December 31, 1999 (unaudited) and December 31, 1998
       (unaudited)                                                      7

      Notes to Financial Statements (unaudited)

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                             21

 Item 2. Changes in Securities and Use of Proceeds                     23

 Item 3. Defaults Upon Senior Securities                               23

 Item 4. Submission of Matters to a Vote of Security Holders           23

 Item 5. Other Information                                             23

 Item 6. Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                             24

EXHIBIT INDEX                                                          25

PART I. FINANCIAL INFORMATION

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                                     Consolidated Balance Sheets

================================================================================

                                                                   December, 31          March 31,
                                                                           1999               1999
---------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                          $   849,400        $   307,500
  Notes receivable                                                        68,300                  -
  Accounts receivable, net of allowance for doubtful accounts
   of $474,500 and $0, respectively                                      492,400            430,600
  Inventories                                                            152,200             39,600
  Prepaid expenses and other current assets                              199,900             83,500
---------------------------------------------------------------------------------------------------

Total Current Assets                                                   1,762,200            861,200

Property and Equipment, net                                              157,000             54,300

Deposits and Other Assets                                                 79,900             52,000
---------------------------------------------------------------------------------------------------



                                                                     $ 1,999,100        $   967,500
---------------------------------------------------------------------------------------------------

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                                     Consolidated Balance Sheets

================================================================================

                                                                    December 31,          March 31,
                                                                            1999               1999
---------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                   $   401,500        $    79,700
  Accrued liabilities                                                    150,900              6,700
  Deferred revenue                                                        47,200                  -
  Obligations under capital lease                                          6,000                  -
---------------------------------------------------------------------------------------------------

Total Current Liabilities                                                605,600             86,400
---------------------------------------------------------------------------------------------------

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
  Convertible preferred stock $0.001 par value; 1,000,000              3,078,800
   shares authorized;  300 shares issued and outstanding                                          -
  Common stock, $0.001 par value; 50,000,000 shares authorized;
   9,394,380 and 9,363,130 shares issued and outstanding,                  9,400              9,400
   respectively
  Additional paid-in capital                                           6,481,600          5,634,700
  Accumulated deficit                                                 (5,419,700)        (1,646,500)
---------------------------------------------------------------------------------------------------
                                                                       4,150,100          3,997,600
  Less: Treasury stock at cost (1,454,356 and 1,593,750 shares,
   respectively)                                                      (2,738,800)        (3,116,500)
  Less: Notes receivable                                                 (17,800)                 -
---------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                             1,393,500            881,100
---------------------------------------------------------------------------------------------------

                                                                     $ 1,999,100        $   967,500
---------------------------------------------------------------------------------------------------

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                           Consolidated Statements of Operations

================================================================================

                                                                       Three Months Ended                Nine Months Ended
                                                                          December 31,                      December 31,
                                                                   1999              1998               1999              1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Net Sales, including license fee income                          $   286,500      $  166,500        $   947,400        $  502,000

Cost of Sales                                                        203,200          11,700            379,200            46,800
----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                          83,300         154,800            568,200           455,200
----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
  Research and development                                           315,600          98,800            675,100           161,100
  Sales and marketing                                              1,055,900         155,700          1,692,000           505,800
  General and administrative                                         506,600         350,500          1,500,200           510,700
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           1,878,100         605,000          3,867,300         1,177,600
----------------------------------------------------------------------------------------------------------------------------------

Loss From Operations                                              (1,794,800)       (450,200)        (3,299,100)         (722,400)
----------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                                     41,800          59,700             60,200            63,200
  Interest expense                                                      (300)              -            (10,700)           (2,500)
  Other                                                                  600               -             (6,600)                -
----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                          42,100          59,700             42,900            60,700
----------------------------------------------------------------------------------------------------------------------------------

Loss Before Provision for Income Taxes                            (1,752,700)       (390,500)        (3,256,200)         (661,700)

Provision for Income Taxes                                             4,100               -             35,000               800
----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                          (1,756,800)       (390,500)        (3,291,200)         (662,500)

Preferred Stock Dividends                                            (52,500)              -           (482,000)                -
----------------------------------------------------------------------------------------------------------------------------------

Net Loss Available to Common Shareholders                        $(1,809,300)     $ (390,500)       $(3,773,200)       $ (662,500)
----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                 $     (0.23)     $    (0.06)       $    (0.48)        $    (0.11)
----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted weighted-average common shares outstanding       7,914,800       6,280,700          7,833,000         6,210,500
----------------------------------------------------------------------------------------------------------------------------------

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                           Consolidated Statements of Cash Flows

================================================================================

                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)       (Unaudited)
Cash Flows From Operating Activities:
  Net loss                                                                              $   (3,291,200)     $   (662,500)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                               19,200             4,600
     Allowance for doubtful accounts                                                           474,500                 -
     Compensation relating to stock options issued                                             606,700           150,300
     Compensation relating to stock issued for services                                         20,900                 -
     Compensation relating to issuance of treasury stock                                             -           108,300
     Accrued interest on notes receivable                                                      (18,300)          (59,500)
     Changes in current operating assets and liabilities:
       Accounts receivable                                                                    (536,300)         (290,100)
       Inventories                                                                            (112,600)          (17,700)
       Prepaid expenses and other current assets                                              (116,400)                -
       Bank overdraft                                                                                -             3,700
       Accounts payable                                                                        321,800            20,600
       Accrued expenses                                                                        144,200            18,300
       Deferred revenue                                                                         47,200                 -
       Federal and State tax payable                                                                 -               800
------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                       (2,440,300)         (723,200)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Payments to acquire property and equipment                                                  (114,900)          (20,700)
  Deposits and other assets                                                                    (27,900)           (2,000)
  Payments for notes receivable                                                               (130,000)                -
  Proceeds from repayment of notes receivable                                                   80,000                 -
------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                         (192,800)          (22,700)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from note payable to shareholder                                                    218,300            42,000
  Principal payments on notes payable to shareholder                                          (218,300)          (50,000)
  Proceeds from borrowing on notes payable                                                     120,000           125,000
  Principal payments on notes payable                                                         (120,000)          (11,600)
  Principal payments on capital lease obligations                                               (1,000)                -
  Proceeds from issuance of convertible preferred stock                                      2,788,700                 -
  Proceeds from issuance of common stock                                                         1,200                 -
  Proceeds from issuance of treasury stock                                                     380,000                 -
  Proceeds from exercise of stock options                                                        6,100                 -
  Payments received on notes receivable                                                              -           588,600
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                    3,175,000           694,000
------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                      541,900            51,900

Cash and Cash Equivalents, beginning of period                                                 307,500            51,900
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                                $      849,400       $         -
------------------------------------------------------------------------------------------------------------------------

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                                   Notes to Financial Statements
                                                                     (unaudited)

================================================================================

          1.   THE COMPANY

          Softlink, Inc. (formerly Draco Technologies, Inc., a publicly traded shell corporation) (the Company), a Nevada Corporation, was incorporated on July 24, 1997.

          On March 31, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Softlink, Inc., a California corporation, (Softlink CA) in exchange for 2,873,145 shares of the Company's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Softlink CA with Softlink CA as the acquiror (reverse acquisition). The historical financial statements prior to March 31, 1998 are those of Softlink CA. Since the Company prior to the reverse acquisition was a public shell corporation with no significant operations, pro-forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Softlink CA. The 2,627,280 shares held by the shareholders of the Company prior to the acquisition have been recognized as if they were issued in connection with the acquisition of the Company by Softlink CA. On October 21, 1998, the Company's stock became publicly traded.

          Softlink CA was incorporated on November 8, 1995. Softlink CA's principal activities consist of developing e-mail enhancement software, and licensing and marketing its products through wholesalers and end-users located primarily in North America.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                                                                    InChorus.com
                                              (formerly known as Softlink, Inc.)

                                                   Notes to Financial Statements
                                                                     (unaudited)

================================================================================

          Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form SB-2, filed February 8, 2000.

          3.   LICENSE AGREEMENT

          On March 27, 1998, Softlink, Inc. entered into a license agreement with an unrelated Japanese company ("the Licensee"), which provides for the exclusive right to sell certain of Softlink, Inc.'s products in Japan. The license agreement calls for the payment of a minimum guarantee royalty by the licensee of $800,000 during the first fifteen months and $1,200,000 during the next twelve months. During the nine months ended December 31, 1999 and 1998, the Company recognized $153,100 and $480,000, respectively. During the three months ended December 31, 1999 and 1998, the Company recognized $0 and $160,000, respectively. Included in accounts receivable as of December 31, 1999 and March 31, 1999 are $500,000 and $421,900, respectively, due from the Licensee. Included in the allowance for doubtful accounts as of December 31, 1999 is $250,000 relating to this receivable. Management is continuing to assess the adequacy of the allowance for doubtful accounts in consideration of anticipated payments against the balance of the receivable.

          4.   SUBSEQUENT EVENTS

          Subsequent to February 16, 2000, the effective date of the Company's Form SB-2, the following subsequent events occurred:

          In February 2000, the Company's board of directors canceled the remaining 1,454,356 shares of treasury stock outstanding.

          In February 2000, the Company changed its name from Softlink, Inc. to InChorus.com.

          In March 2000, two shareholders converted an aggregate of 96 shares of preferred stock and accrued dividends into 1,351,043 shares of common stock, in addition to what they had already converted in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

     We provide rich media email message creation services and software that bring life to online communication with voice, sound, animation and graphics. We develop and market software products that use our proprietary technology to allow businesses and consumers to communicate through text, voice, sound, annotation and animation.

     We were incorporated in November 1995 as Softlink, Inc., a California corporation ("Softlink California") and shipped our first product, eMail VOICELink, in August 1997. For the period from inception through December 1997, our revenue was minimal and our operating activities related primarily to the development of our infrastructure and our first products.

     In March 1998, Softlink California entered into a reorganization with Draco Technologies, Inc., a Nevada corporation. Under the reorganization, the stockholders of Softlink California received approximately 0.6745344 shares of common stock of Draco Technologies, Inc. in exchange for each of their shares of Softlink California, and Softlink California became a wholly-owned subsidiary of Draco. Draco then changed its name to Softlink, Inc.

     We began the marketing and promotion of our products when we introduced our second product, PowerLink, a precursor of eMail inChorus, in November 1997.

Beginning in 1998, we also focused on recruiting personnel and raising capital.

     To date, our revenues have been derived primarily from the licensing of our products. We are attempting to increase sales of our software to complement our licensing revenue; however, we believe that it is too early to determine whether this business model will be successful in the future.

     We also intend to broaden our business in 2000 by offering turnkey multimedia email services. These services would transfer to us the responsibility for constructing and disseminating multimedia messages on behalf of our customers. We would be competing against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We expect to devote significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services; however, to date we have not devoted substantial resources to this effort. Once commenced, these actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

     Due to the fact that we were founded in November 1995 and commercially released version 1.0 of our first product, eMail VOICELink, in August 1997, we have a limited operating history, and we face all of the risks and uncertainties encountered by early stage companies such as the need to establish our credibility with customers, advertising and other service providers, and prospective strategic partners. There can be no assurance that we will be able to overcome some of these obstacles; if we do not, we may be unable to achieve our business goals and raise sufficient capital to expand our business.

Results Of Operations

     The following table sets forth the percentage relationship to net sales of principal items contained in our Consolidated Statements of Operations for the nine months ended December 31, 1999 and 1998, respectively. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis. Our revenues, gross margins and other operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond our control, including actions of our competitors, market acceptance of our products, changes in pricing and margins, and unanticipated costs. Given our limited operating history, we believe that an analysis of our cost and expense categories as a percentage of net sales is not meaningful.

                                              Three Months Ended       Nine Months Ended
                                                  December 31,            December 31,
                                              1999          1998       1999          1998
                                              ----          ----       ----          ----
Consolidated Statements of Operations Data:
Net sales, including license fee income        100%          100%       100%          100%
Cost of sales                                   71             7         40             9
                                              ----          ----       ----          ----
Gross profit                                    29            93         60            91

Operating expenses                             656           363        408           235
                                              ----          ----       ----          ----
Loss from operations                          (627)         (270)      (348)         (144)

Other income (expense)                          15            35          4            12
                                              ----          ----       ----          ----
Loss before provision for income taxes        (612)         (235)      (344)         (132)
Provision for income taxes                       1             0          3             0
                                              ----          ----       ----          ----
Net loss                                      (613%)        (235%)     (347%)        (132%)
                                              ----          ----       ----          ----

Three Months Ended December 31, 1999 and 1998

     Net sales for the three months ended December 31, 1999 were $286,500, compared to net sales of $166,500 for the three months ended December 31, 1998. The increase reflects expanded sales efforts for our eMail VOICELink and eMail inChorus products offset by a decrease in licensing fees. The sales of VOICELink and inChorus are subject to product returns from distributors. In the three months ended December 31, 1999, we received no revenues from licensing as compared to licensing revenues of $160,000, or 96%, of revenues for the three months ended December 31, 1998. Included in accounts receivable as of December 31, 1999 was $500,000 due from NIC Ltd. for licensing fees. Of this amount, $250,000 was offset by an increase in allowance for doubtful accounts. Management is continuing to assess the adequacy of the allowance for doubtful accounts in consideration of anticipated payments against the balance of the receivable. Cost of sales increased to $203,200 for the three months ended December 31, 1999 from $11,700 for the comparable period in 1998, due to increased production of our products.

     Operating expenses increased to $1,878,100 for the three months ended December 31, 1999, compared to $605,000 for the three months ended December 31, 1998. The increase was comprised of growth in all components of our operating expenses such as research and development, sales and marketing and general and administrative expenses. Research and development expenditures increased to $315,600 for the three months ended December 31, 1999 compared to $98,800 for the three months ended December 31, 1998, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. Sales and marketing expenses increased to $1,055,900 in the three months ended December 31, 1999 compared to $155,700 for the comparable period in 1998, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. General and administrative expenses increased to $506,600 for the three months ended December 31, 1999 compared to $350,500 for the three months ended December 31, 1998, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities.

      Our interest income decreased to $41,800 for the three months ended December 31, 1999, compared to $59,700 for the three months ended December 31, 1998. The decrease was due to decreased average balances of cash and cash equivalents in the first three months of fiscal 2000.

      As a result of these factors, we incurred a net loss of $1,756,800 for the three months ended December 31, 1999 compared to a net loss of $390,500 for the three months ended December 31, 1998. Net loss available to common shareholders for the three months ended December 31, 1999 equaled $1,809,300 due to the accrual of $52,500 in dividends on outstanding shares of preferred stock.

Nine Months Ended December 31, 1999 and 1998

     Net sales for the nine months ended December 31, 1999 were $947,400, compared to net sales of $502,000 for the nine months ended December 31, 1998. The increase reflects expanded sales efforts for our eMail VOICELink and eMail inChorus products offset by a decrease in licensing fees. The sales of VOICELink and inChorus are subject to product returns from distributors. In the nine months ended December 31, 1999, $153,100, or 16%, of our revenues consisted of licensing revenues as compared to licensing revenues of $480,000, or 96%, of revenues for the nine months ended December 31, 1998. Included in accounts receivable as of December 31, 1999 was $500,000 due from NIC Ltd. for licensing fees. Of this amount, $250,000 was offset by an increase in allowance for doubtful accounts. Management is continuing to assess the adequacy of the allowance for doubtful accounts in consideration of anticipated payments against the balance of the receivable. Cost of sales increased to $379,200 for the nine months ended December 31, 1999 from $46,800 for the comparable period in 1998, due to increased production of our products.

     Operating expenses increased to $3,867,300 for the nine months ended December 31, 1999, compared to $1,177,600 for the nine months ended December 31, 1998. The increase was comprised of growth in all components of our operating expenses such as research and development, sales and marketing and general and administrative expenses. Research and development expenditures increased to $675,100 for the nine months ended December 31, 1999 compared to $161,100 for the nine months ended December 31,

1998, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. Sales and marketing expenses increased to $1,692,000 in the nine months ended December 31, 1999 compared to $505,800 for the comparable period in 1998, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. General and administrative expenses increased to $1,500,200 for the nine months ended December 31, 1999 compared to $510,700 for the nine months ended December 31, 1998, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities.

      Our interest income decreased slightly to $60,200 for the nine months ended December 31, 1999, compared to $63,200 for the nine months ended December 31, 1998. The increase was due to slightly decreased average balances of cash and cash equivalents in the first nine months of fiscal 2000.

      As a result of these factors, we incurred a net loss of $3,291,200 for the nine months ended December 31, 1999 compared to a net loss of $662,500 for the nine months ended December 31, 1998. Net loss available to common shareholders for the nine months ended December 31, 1999 equaled $3,773,200 due to a deemed dividend of $403,200 on the issuance of warrants in connection with the preferred stock offering, and the accrual of $78,800 in dividends on outstanding shares of preferred stock.

Income Taxes

      At December 31, 1999 and March 31, 1999, Softlink had deferred tax assets of $2,376,800 and $651,600, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that Softlink will realize the benefit of these assets, a 100% valuation allowance has been established.

Liquidity And Capital Resources

      Our working capital requirements have been financed over the past two years through private placements of common and preferred stock and, to a lesser extent, from borrowings from principal stockholders. In the nine months ended December 31, 1999 and 1998, financing activities generated $3,175,000 and $694,000, respectively, of cash. As of December 31, 1999, we had approximately $849,400 in cash and cash equivalents, an increase from $307,500 of cash and cash equivalents at March 31, 1999, but a decrease from $1,785,500 in cash and cash equivalents at September 30, 1999. Our accounts receivable equaled $492,400 at December 31, 1999 (net of an allowance of $474,500 for doubtful accounts), as compared to $430,600 at March 31, 1999, due primarily to amounts due under the license agreement with NIC, Ltd.

      Operating activities utilized $2,440,300 in cash for the nine months ended December 31, 1999, while investing activities utilized $192,800 during the same period.

      In August 1999, we completed a private placement in which we issued 300 shares of preferred stock and warrants to purchase an aggregate of 390,000 shares of common stock. The warrants, which have exercise prices ranging from $2.25 to approximately $2.44 per share, expire in August 2004. We received net proceeds, after placement agent commissions and expenses, of $2,788,700 from this private placement.

      Our independent certified public accountants have issued a report on our audited financial statements with an explanatory paragraph regarding our ability
to continue as a going concern.   Our continuation as a going concern is
dependent upon our ability to obtain additional financing or refinancing as may be required, and ultimately upon our ability to attain profitability.

      We need working capital to execute our business plan and, in the future, we may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. Any such acquisition or investment could harm our operating results or cause our stock price to decline because:

      - the amount of time and level of resources required to successfully integrate the acquired company's business operation could be substantial;

      - challenges in assimilating personnel, organizational structure, and technology could cause significant delays in executing other key areas of our business plan;

      - the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us; and

      - we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through April 2000. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility. In February 2000, we entered into a letter of intent with a third party to act as an agent for a placement of our securities; however, at the present time, that private placement has not been consummated and we have not entered into any other arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Impact Of The Year 2000

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. Although as of February 29, 2000, we experienced no
     ------------------
material technical problems related to the year 2000, we shall continue to seek verification from our key vendors, distributors and suppliers that they are year 2000 compliant or, if they are not presently compliant, to provide a description of their plans to become so. To the extent that vendors failed to provide certification that they were year 2000 compliant by October 1999, we planned to terminate and replace these relationships. To date, however, none of our systems have needed to be revised or replaced.

     We are conducting an internal assessment of all material information technology and non-information technology systems at our headquarters. Until we complete the assessment, we will not know whether these systems are or will continue to be year 2000 compliant.

     Costs.  To date, we have not incurred any material costs in identifying or
     -----
evaluating year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. These expenses are included in our capital expenditures budget and are not expected to be material to our financial position or results of operations. These expenses, however, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

     Risks. Although as of February 29, 2000 we experienced no material
     -----
technical problems related to the year 2000, there can be no assurance that we will not discover year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business are not year 2000 compliant, we may be unable to deliver goods or services to our customers. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies and others outside our control will be year 2000-compliant. The failure by these entities to be year 2000-compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

     Contingency Plan.  As discussed above, we are engaged in an ongoing year
     ----------------
2000 assessment and do not currently have a contingency plan to deal with the worst case scenario that might occur if technologies on which we depend are not year 2000-compliant and fail to operate effectively after the year 2000. The results of our year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which we conduct business will be taken into account in determining the need for and nature and extent of any contingency plans.

     If our present efforts to address the year 2000 compliance issues discussed above are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our users could seek alternate suppliers of our products and services. Any material year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could have a material and adverse effect on our business, operating results and financial condition.

Effects Of Inflation

     Due to relatively low levels of inflation in 1997, 1998 and 1999, inflation has not had a significant effect on our results of operations since inception.

Recent Accounting Pronouncements

     On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition", which provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. If the software arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

     -  persuasive evidence of an arrangement exists;

     -  delivery has occurred;

     -  the vendor's fee is fixed or determinable; and

     - collectibility is probable. The adoption of SOP No. 97-2 did not have a material impact on our consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not used derivatives and therefore this new pronouncement is not applicable.

Risks Related to Our Operations

We have a history of losses, and we expect losses for the foreseeable future.

     Since our inception in November 1995, we have incurred substantial losses. Our net loss equaled approximately $620,800 for the year ended March 31, 1998, approximately $1,015,900 for the year ended March 31, 1999, and approximately $3,291,200 for the nine months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of approximately $5,419,700.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products and services will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

     The report of BDO Seidman, LLP on our consolidated financial statements for the year ended March 31, 1999 contains an explanatory paragraph indicating that our accumulated deficit and net losses raise substantial doubt about our ability to continue as a going concern. This going concern qualification may adversely affect our perception by prospective customers and suppliers, as well as by the financial community.

Our revenues currently depend on one product family.

      To date, we have generated nearly all of our revenues from our eMail VOICELink and eMail inChorus family of products. We expect that our current eMail VOICELink and eMail inChorus family of software products and software products in the future will continue to account for a substantial majority of our revenues for the foreseeable future. Therefore, our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of eMail VOICELink and eMail inChorus and of related new products and services that we may develop. We cannot assure you that we will be successful in upgrading eMail VOICELink and eMail inChorus or that we will successfully develop new products and services, or that any new product or service will achieve market acceptance. For more information on the sources of our revenues, please see the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our revenues are also dependent on one licensing customer and licensing revenue.

      For the nine months ended December 31, 1999 and the year ended March 31, 1999, approximately $153,100 and $640,000, respectively, or 16.2% and 87.5%, respectively, of our net sales were derived from licensing revenue from one customer, NIC Ltd. In addition, we had accounts receivable from NIC Ltd. of $500,000 and $421,900 at December 31, 1999 and March 31, 1999 respectively. In the quarter ended December 31, 1999, we increased our allowance for doubtful accounts to $474,500 due to concerns regarding the collectability of the NIC receivable. The loss of this customer, or the inability to collect in full the receivable from this customer could have a material and adverse effect on our business, results of operations or financial condition. Although we are seeking to increase our sales of software products, we expect that a substantial majority of our revenues for the foreseeable future will be derived from the licensing of our software products.

We are changing our business model from one focused on licensing to one focused on sales of software. This new model is unproven.

      Our core business model has focused on licensing software designed to enable our customers to enhance their email communications with voice and rich media features. To date, substantially all of our revenue has been derived from licensing of our software. We are attempting to increase sales of our software to complement our licensing revenue; however, we believe that it is too early to determine whether this business model will be successful in the future.

      We also intend to broaden our business by offering turnkey rich media email message creation services. These services would transfer to us the responsibility for constructing and disseminating rich media messages on behalf of our customers. We would be competing against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We expect to devote significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services. These actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

Rich media email is a new and evolving business, competes with other methods of online communication, and may not receive widespread acceptance.

      Rich media email is in its very early stages of development. Like many new businesses, it is characterized by rapidly evolving technologies, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services. Businesses and consumers have the option of using other methods of online communication, including video and audio streaming. These methods may receive greater acceptance than our multimedia email model. Multimedia email is also heavily dependent on the success of the Internet, which itself is a relatively new medium with an unpredictable future.

We are growing rapidly, and effectively managing our growth may be difficult.

      We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow significantly by expanding our product line and hiring new employees. This growth will strain our management, resources and systems. Our ability to compete effectively and manage future growth, if any, will require us to implement and improve our operational, financial and management information systems on a timely basis and to attract, hire, train and retain additional personnel. If we cannot effectively manage our growth, our business could be harmed.

The loss of the services of one or more of our key personnel or our failure to hire, integrate or retain other qualified personnel could disrupt our business.

      We depend upon the continued services and performance of our executive officers and other key employees, particularly William Yuan, our President and Chief Executive Officer, Johnson Lee, our Chairman, and Edmund Leung, our Chief Technical Officer. We currently maintain key person life insurance on Messrs. Yuan, Lee and Leung; however, the loss of the services of any of them could materially and adversely affect our business. Competition for qualified personnel in technology is intense and we may not be able to retain or hire necessary personnel.

We would lose revenues and incur significant costs if our systems or material third-party systems are not year 2000 compliant.

     Although as of February 29, 2000, we have experienced no material technical problems related to the year 2000 we are currently assessing any remaining impact of the year 2000 issue on our business and operations. We have not devised a year 2000 contingency plan. The failure of our internal systems, or any material third-party systems, to be year 2000 compliant could have a material and adverse effect on our business, results of operations and financial condition.

     We believe that the current versions of our eMail VOICELink and eMail inChorus products are year 2000 compliant. However, we cannot assure you that our products will not experience year 2000 problems in the future. Any such problems could result in a decrease in sales of our products, an increase in the allocation of our resources to address year 2000 problems of our customers without additional revenue and an increase in litigation costs relating to losses suffered by our customers due to year 2000 problems.

     To date, we have not incurred any material costs in identifying or evaluating year 2000 compliance issues. However, we may fail to discover year 2000 compliance problems in our systems that will require substantial revisions or replacements. There can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be or continue to be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

We are heavily reliant on third parties for order fulfillment and any delays or other problems in fulfillment could adversely affect our business.

     We are heavily reliant on the ability of Pakpro and Russ Thill, our fulfillment houses, to package and ship orders of our software products. Growth in the volume of orders for our products may strain the capacity of our fulfillment houses, and delays or other problems with order fulfillment could have a material and adverse effect on our business.

Some of the information in this quarterly report contains forward-looking statements.

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -  discuss our expectations about our future performance;

     - contain projections of our future operating results or of our future financial condition; or

     -  state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On April 9, 1999, the Securities and Exchange Commission issued a formal Order Directing Private Investigation and Designating Officers to Take Testimony in the Matter of Softlink, Inc. and Certain Other Companies.

     The private order empowers the SEC enforcement staff to investigate whether inChorus.com, its employees or associates:

     - made misleading statements regarding projected financial revenues of inChorus.com;

     - purchased or sold securities of inChorus.com while in possession of material non-public information; and

     - offered or sold securities through the use or medium of prospectuses or similar means while no registration statement was in effect.

The private order also authorizes the staff to investigate possible similar violations by another unrelated, unaffiliated company. In connection with the private order, the SEC has issued a subpoena duces tecum to which we have responded. On January 7, 2000, the SEC issued subpoenas compelling the testimony of Mr. Johnson Lee, a member of our board of directors and our Chairman, Mr. William Yuan, a member of our board of directors and our Chief Executive Officer and Mr. Edmund Leung, a member of our board of directors and our Chief Technical Officer and Secretary. All of these individuals intend to comply with the subpoenas and cooperate with the SEC in connection with this matter.

     The SEC has not advised us that inChorus.com, our employees or affiliates are presently or will be the subject of any enforcement action by the SEC. To the best of our knowledge, there are presently no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

      From time to time, we are involved in legal proceedings incidental to our business. We believe that these pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In October 1999, we issued options to purchase 200,000 shares of common
stock to one of our officers.   The exercise price per share was $1.45.  The
issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

      In December 1999, we issued an aggregate of 20,250 shares of common stock to four officers and 19 employees as bonus compensation for services rendered by them. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27.1     Financial Data Schedule

      (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INCHORUS.COM

Date:  March 27, 2000                             By: /s/ Ralph G. Coan, Jr.
                                                     -----------------------

                                                  Ralph G. Coan, Jr.
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)

                                  INCHORUS.COM

                                 EXHIBIT INDEX



27.1      Financial Data Schedule