Form 10KSB
period 2000-03-31
INCHORUS COM
filed 2000-06-29
CIK 1094641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended March 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

     Commission file number: 000-28069
                             ---------


                                 INCHORUS.COM
                                 ------------
                (Name of Small Business Issuer in Its Charter)

          Nevada                                            86-0891610
          ------                                            ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   2041 Mission College Boulevard, Suite 259, Santa Clara, California 95054
   ------------------------------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

Issuers Telephone Number:  (408) 566-6000
                           --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None
                                     ----
                               (Title or Class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, par value $0.001
                        ------------------------------
                               (Title or Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]  No  [_]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $680,200
                                                          --------

As of May 11, 2000 the approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $17,119,105 (based upon the closing price for shares of the registrant's common stock as reported by OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 11, 2000, the registrant had 10,553,351 shares of common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format [_] Yes;  [ X ] No

                                  INCHORUS.COM

                                  FORM 10-KSB

                               Table of Contents

PART I.
-------
ITEM 1.      Description of Business                                                    4
ITEM 2.      Description of Property                                                   15
ITEM 3.      Legal Proceedings                                                         16
ITEM 4.      Submission Of Matters To A Vote Of Security Holders                       17

PART II.
--------

ITEM 5.      Market For Common Equity and Related Stockholder Matters                  17
ITEM 6.      Management's Discussion and Analysis or Plan of Operation                 21
ITEM 7.      Financial Statements                                                      33
ITEM 8.      Changes In and Disagreements With Accountants On Accounting and
             Financial Disclosure                                                      34

PART III.
---------

ITEM 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
             With Section 16(a) of the Exchange Act                                    34
ITEM 10.     Executive Compensation                                                    37
ITEM 11.     Security Ownership Of Certain Beneficial Owners and Management            43
ITEM 12.     Certain Relationships and Related Transactions                            45
ITEM 13.     Exhibits and Reports On Form 8-K                                          47

                                    PART I
                                    ------


     This Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 6 of this Form 10-KSB, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Factors Affecting Our Operating Results, Business Prospects and Stock Price" in
Item 6.


ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     inChorus provides rich media email message creation solutions and software that bring life to online communication with voice, sound, animation and graphics. We develop and market software products that use our proprietary technology to allow businesses and consumers to communicate through text, voice, sound, annotation and animation.

     Our two key products are eMail VOICELink and eMail inChorus. eMail VOICELink adds voice messages to email communications over the Internet, allowing users to add personality, clarity and impact to their email messages. eMail inChorus is a multimedia email product that integrates text, voice, sound, annotation and animation with email. Users of both eMail VOICELink and eMail inChorus can send their messages through industry standard email packages such as Netscape Mail, Microsoft Outlook, America Online and Eudora, and can utilize our products with MSN and other major Internet service providers.

     International Data Corporation predicts that the number of email addresses on the Internet will double yearly from an installed base of 52 million in 1995, and will continue doubling until 2000. Industry sources also indicate that email accounts for 70% of all Internet connect time. Businesses are currently using email in their e-commerce strategies to replace or supplement banners and other online advertising strategies. To date, however, most email products only allow the transmission of text or text with file attachments due to the large amount of capacity, or bandwidth, required for more complex messages.

     Our proprietary multimedia composer and compression technology allows multimedia email messages to be transmitted over the Internet with the minimum consumption of bandwidth. Use of this technology permits businesses to expand their e-commerce marketing capabilities with multimedia email by offering product demonstrations or complex graph and tables to customers. In addition, we believe that companies could realize cost savings by using multimedia email in lieu of printed brochures, flyers and coupons. We do not currently own any patented technology registered with the United States Patent and Trademark Office.

     Our products provide online communication solutions for consumers and business users across a variety of industries. We have established strategic relationships with several manufacturers of multimedia computer components, such as Sony Electronics, Inc., to promote our software products by including them in computer hardware products sold by Sony and have entered an agreement with Earthlink/Sprint combining its Internet access services with our products in return for a payment from new Earthlink subscribers. We also have an agreement with one of the largest Japanese distributors, NIC, Ltd., to sell our products in Japan through distributors and original equipment manufacturer partners.

Industry Background and Market Opportunities

Email
-----

     Global communication using the Internet has expanded exponentially in the past few years. In addition to providing a medium for basic communication, email can be used for e-commerce. The increased use of email generally has opened up significant opportunities for the large number of businesses that are working on e-commerce strategies. While these companies have relied on banner advertising and other online advertising strategies to reach potential customers over the Internet, they are now turning to email as another e-commerce marketing tool.

     Various e-commerce functions can be accomplished with email. First of all, it can be used as a promotional tool to get information out to a targeted list of customers. This can be done in mass mailing, i.e., bulk email, or on an individualized basis for businesses that emphasize person-to-person selling. Second, it can be used as a customer service tool for products that must be installed by the user, or products that need more than text instruction to explain clearly. Third, it can be used to obtain customer registrations. Finally, it can be used as a form of intra-company communications on an Intranet, which might also include extranet communications through an external network, an extranet, with vendors and subcontractors.

     In each of these functional areas, email reduces costs and improves the communication with the receiver. For example, using a bulk email approach to a targeted list of online users is a very inexpensive way to reach customers directly. Moreover, email has been found by some commercial marketers to be more effective than banner ads in driving online sales. ZDNet, an industry media analyst, has reported that Tower Records increased its response rate from 4.4% to 14.9% after introducing personalized email, while The Gap doubled its online sales after launching an email campaign. Thus, we believe the eventual use of email as a functional replacement for what is currently used in these areas by companies is reasonably likely.

Multimedia Opportunities
------------------------

     One of the problems with email to date as a tool to market products is that most email products only allow text or text with file attachments. Two important means of reaching customers, the use of sound and the use of pictures, have been missing, partly due to the bandwidth problem and the need to compress data files. In today's multimedia environment, the lack of these features has held email back as a marketing tool. However, due to technical advances, companies are now able use innovative multimedia email business solutions.

     Multimedia email is substantially different than text email, or even voice email when used as an e-commerce tool. Many products require being viewed or benefit when the customer can see a picture, as well as hear a promotional pitch. Voice in some ways is superior to text since it easier to listen than it is read. Voice can add a level of persuasiveness not available with text alone. Also, if one is sitting in front of a computer screen, it is possible to avoid reading, but not easy to avoid listening. When voice is combined with pictures or graphics a far more powerful tool is created.

     In order to utilize multimedia email, both the sender and recipient of the message must have a multimedia computer. Most new computers and much of the installed base in the United States are multimedia computers.

     In e-commerce, the primary beneficiaries of multimedia email will be companies online that need graphics and sound in their selling pitch and in their communications with others. This would include companies offering consumer products that must be seen before they are bought because the particular design and look of the product is important in the buying decision; leisure and other products that are selling excitement and adventure; products that are primarily sold by a broker or salesperson to an individual consumer; and products that are more complicated and may require explanations using graphs and tables. The other important benefits are cost saving and improve time to market for companies to market their product and services.

     All of these applications, however, require an enormous increase in the current capacity, or bandwidth, of communications networks. Behind this phenomenal rise in consumption of bandwidth is the simple fact that there are more people connected to networks, sending more bits of information more often. The Internet has become not only a primary means for interpersonal communication, but a commercial tool as well. Businesses are now looking at the Internet and the Web as a connectivity tool to implement remote access, wire their suppliers and customers to their networks, and potentially integrate their voice and data traffic over a single network. We believe that a flood of demand is being created for the products and services that will enable this connectivity to occur as seamlessly as possible - either through increased bandwidth or by using the existing capacity to maximum advantage.

     Because we are in the business of multimedia email solutions, our success is directly tied to the widespread acceptance and continued use of the Internet. However, the Internet may not be accepted as a viable commercial medium for a number of reasons, including the following:

     -   inadequate Internet infrastructure;

     -   security concerns;

     -   possible governmental regulation and taxation;

     -   inconsistent quality of service; and

     -   unavailability of cost-effective, high-speed service.

     If use of the Internet does not grow as expected, our business, results of operations and financial condition would be materially and adversely affected.

The inChorus.com Solution

     inChorus.com provides multimedia email solutions that bring life to online communication through multimedia. Our founders, Johnson Lee and Edmund Leung, formed inChorus.com in 1995 in recognition of the growing need for complex communications on the Internet, the diminishing capacity of text-only email to meet this need and the need to provide this solution within the existing bandwidth. Our multimedia email solution is based upon our multimedia composer and proprietary compression technology, which permits users to shorten the time and bandwidth required to send and receive complex multimedia email without the loss of quality or resolution. We shipped our first product, eMail VOICELink, in August 1997, and introduced PowerLink, a previous generation of eMail inChorus, in November 1997.

     Our business is being positioned to capitalize on the growing marketplace opportunities attributable to several overlapping factors such as the increase in the number of email addresses on the Internet, the increase in frequency of email use in e-commerce solutions, and the rapidly growing installed base of multimedia computers.

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

Strategy

     Our strategy is to be the leading provider of multimedia communications solutions, based on our proprietary multimedia composer and compression technology, for communication over the Internet. Key elements of our strategy include:

     Extend Technology Leadership By Producing Superior Products. Since inception, we have focused our research and development efforts on developing our multimedia composer and core compression technology that addresses the issue of inadequate capacity on the Internet for the transmission of complex communications. Our products integrate a number of advanced technologies, including our proprietary data compression technology, that provide a 50:1 compression rate without loss of quality or resolution. We believe that we are currently a leader in multimedia communications technology, and we intend to extend this leadership position by continuing to devote additional resources to research and development efforts.

     Create Brand Recognition. We are focused on building brand awareness and acceptance as well as on developing strategic marketing and distribution relationships. We have a comprehensive marketing strategy with several key components:

     -  image and awareness building;

     - direct marketing to prospective and existing customers using demographic profiling;

     - a strong Web presence and broad scale marketing programs in conjunction with key partners.

     Our corporate marketing strategy also includes trade shows, television commercials and public relations activities. Our business and products have received news coverage from ABC, CBS and NBC as well as their affiliated stations nationwide through brief interview segments. We also have received coverage to date from many radio stations.

     Expand Market Leadership Position Through Strategic Licensing Relationships. We are attempting to establish a leading position in the emerging market for multimedia communications solutions. To accelerate the adoption of VOICELink and inChorus as the standard multimedia communications solutions and to facilitate global acceptance of our products, we have established and are continuing to establish strategic licensing relationships with leading personal and laptop computer manufacturers and distributors. Our strategic licensing partners include Sony Electronics, Inc., NEC, and Earthlink/Sprint. In general, these relationships provide for the inclusion of our software in hardware products sold by our partners. In the case of Earthlink, our agreement provides for the combining of Internet access services offered by Earthlink/Sprint with our software in return for a payment form new Earthlink subscribers. We believe that brand recognition is essential to our business success, and encourage all of our partners and resellers to use the Softlink brand name in conjunction with their applications. We intend to further develop our existing strategic licensing relationships and enter into new partnerships in both licensing and sales to expand our market presence and brand recognition.

     Broaden Distribution Channels. To date, we have sold our products primarily through original equipment manufacturer partners and distributors as well as through direct sales. We intend to expand our direct sales force as well as to leverage and grow our existing network of original equipment manufacturer partners and distributors.

     Increase International Presence. While to date our international sales have been limited, we plan to increase our international sales presence. We have entered into an agreement with NIC, Ltd., one of the largest Japanese distributors, to sell our products in Japan, and are also working with our Chinese partners to stimulate sales in that country. We have introduced our products and also commenced sales into the Middle East and European markets.

Products And Technology

Products
--------

     We currently offer two primary communications products. These are called eMail inChorus and eMail VOICELink. eMail inChorus, introduced in August 1997, develops and transmits full-featured multimedia presentations via email on the Internet and corporate Intranets. An email message generated with eMail inChorus integrates text, voice, sound, annotation and animation. Users can import, manipulate and edit text, pictures, photos and graphics, capture screen shots displayed on a monitor, annotate directly from a document, cut and paste documents and use original art works within a single email message as though the message were being presented on a white board to an audience. We also include graphical templates and clip art to reduce the time required for message creation.

     eMail inChorus uses our proprietary compression technology to shorten the time and bandwidth required to send and receive multimedia email. For example, a one minute multimedia message sent through eMail inChorus requires only 200 kilobytes of capacity, as compared to the 6 megabytes required to send the same message through competitive channels such as QuickTime. eMail inChorus is compatible with the most popular email programs including Netscape Mail, Microsoft Outlook and Eudora, and works with America Online, MSN and other major Internet service providers. An eMail inChorus message is sent as an attached file with a free player, giving the recipient the opportunity to play the message. To send a response, however, the recipient must also have the eMail inChorus software.

     Our eMail inChorus software is currently configured for use with all Windows and Macintosh applications.

     Our second product, eMail VOICELink, was introduced in November 1997.
eMail VOICELink allows users to add voice capability to their email messages to provide personality, clarity and impact without the cost of long distance. Like eMail inChorus, eMail VOICELink features our proprietary compression technology, permitting a one-minute eMail VOICELink message to require just 100 kbpm as compared to 5,200 kbpm utilized by a standard one minute audio file.

     Except for our Macintosh version, as Macintosh computers already contain a built-in microphone, we package eMail VOICELink with a high quality microphone, player software, the message recipient must also have eMail VOICELink to send a reply, and over 200 pre-designed graphical templates and clip art images. eMail VOICELink is compatible with both Windows and Macintosh applications, and works with email packages such as Netscape Mail, Microsoft Outlook, Lotus Notes and Eudora. eMail VOICELink messages may be sent through most major Internet service providers, including America Online and MSN.

     In February 2000, we introduced a version of eMail inChorus with database connectivity and mass mailing capabilities, called eMail inChorus Pro, for corporate users.

     In addition to refining our existing software products and expanding their applicability, we are considering the development of complementary communications services. These services would provide turnkey multimedia messaging capability, message construction and transmission, for the business market, using our already developed proprietary multimedia composer and compression technology. The development and commercialization of these services will require significant additional effort and resources; accordingly, we currently do not have an anticipated date of introduction.

     Software products frequently contain errors, defects or performance problems, commonly called "bugs", especially when they are first introduced or when new versions or enhancements are released. Although we test our products extensively prior to introduction, we cannot assure you that our testing will detect all serious defects, errors and performance problems prior to commercial release of our future software products. Any future software defects, errors or performance problems discovered after commercial release could result in the diversion of scarce resources away from customer service and product development, lost revenues or delays in customer acceptance of our products and damage to our reputation, which, in each case, could have a material and adverse effect on our business, results of operations or financial condition.

     Although our license agreements with our customers typically contain provisions designed to limit our exposure to liabilities arising from product liability claims, we cannot assure you that these provisions will be enforceable under existing or future international, federal, state or local laws and judicial decisions. We have not experienced any product liability claims to date, but we may be subject to such claims in the future. A product liability claim brought against us could have a material and adverse effect on our business, results of operations or financial condition.

Technology
----------

     Most email systems contain the limited capability to attach digital files through a technology known as MIME, multi-purpose Internet mail extension. While MIME technology permits the compression of data before sending and the decompression of this data at the recipient's end of the transmission, its data standards are borrowed from other uses and are not optimal for e-mail. The data compression standards provided by MIME require 960 kbpm for a one-minute audio file and 12,000 kbpm for a one-minute video file. Audio, video and text attachments are not integrated in a MIME transmission, but instead must be played/viewed/read in sequence.

     Our eMail inChorus and eMail VOICELink software features our proprietary multimedia composer and compression technology. This technology uses neural network architecture to reduce the size of an input data string to a minimal number of components. The compressed data is then transmitted and reconstructed by the message recipient. Our multimedia email messages are integrated, and can be played simultaneously and synergistically, similar to a movie. A one-minute email can blend text annotation, graphics, audio and animation into one coherent message. We do not currently own any patented technology registered with the United States Patent and Trademark Office.

Marketing And Sales

     We are focused on building brand awareness and acceptance as well as on developing strategic marketing and distribution relationships. We have a comprehensive marketing strategy with several key components:

     -  image and awareness building;

     - direct marketing to prospective and existing customers using demographic profiling;

     - a strong Web presence and broad scale marketing programs in conjunction with key partners.

     Our corporate marketing strategy also includes television commercials and syndicated interviews, public relations activities and trade shows.


     We currently sell or license our products through four channels:

     - through distributors to retailers, including Fry's, Comp USA, Office Max and Electronic Boutique;

     - through bundling relationships with original equipment manufacturer as Sony Electronics, Inc. and Earthlink;

     -  through e-commerce outlets such as Beyond.com and America Online; and

     -  through direct sales to the corporate market.

     Our products are distributed in North America by Merisel and Navarre, the largest domestic distributors of computer products. Through our Japanese distribution channel, we have gained a significant presence in the hard to penetrate Japanese domestic market. Our Japanese language edition products were rated the fifth and sixth best selling products in the retail productivity category in the 1998 Softbank retail report. We believe that eMail inChorus and eMail VOICELink have provided a solution to the Japanese executive's cultural and complexity problem of typing email by allowing the executives to use their own voice to communicate, and anticipate that similar solutions may prove attractive to speakers of other languages.

     In March 2000, we entered into an equity investment and partnership agreement with eNews, a Japanese corporation, which gave eNews the exclusive right in Japan to develop and market our inChorus Pro technology through March 2003. Under this agreement, eNews paid us $100,000 by May 31, 2000, and must pay us $50,000 by June 30, 2000, and must pay us $850,000 by July 31, 2000, provided that we have delivered to eNews the English and Japanese versions of inChorus Pro. As of May 15, 2000, we had delivered both the English and Japanese versions. We also have agreed to invest $150,000 in eNews by June 30, 2000 in exchange for a 25% equity interest in eNews.

     From time to time, we have successfully sold our products through other sales channels. Recently, our products were featured on the QVC home shopping network and over 5,000 units of eMail VOICELink were sold during the program. We currently intend to conduct more sales campaigns through television shopping networks such as QVC, and may evaluate similar sales opportunities in the future.

Customer and Technical Support

     We believe that providing superior customer service is critical to the successful sale and marketing of our products. We provide email and telephone support during normal business hours, and supplement this with Web-based support services 24 hours a day, seven days a week, including product update and download areas. We also have an instructional guide for our customers for common product usage questions, and we notify our customers about the latest product updates.

Research and Development

     Our research and development team consists of development engineers, product managers, quality assurance engineers and technical writers. Research and development expenses were $907,500 and $286,300, of which no significant amounts qualified for capitalization, for the years ended March 31, 2000 and 1999, respectively. We intend to continue to make substantial investments in research and development and related activities to maintain and enhance our products. We believe that our future success will depend in part on our ability to support current and future releases of popular operating systems and applications, to maintain and improve our current products and to timely develop new products and services that achieve market acceptance.

Competition

     We compete in a market that is intensely competitive and characterized by rapidly changing technology and evolving standards. Our principal competitors for our eMail inChorus software are companies that create, produce and transmit mass multimedia email, such as eCommercial.com and CyberLink. While we share with these companies the goal of using email as a tool to deliver dynamic marketing messages, they have a greater emphasis on the design and creation of multimedia email messages rather than the tools for transmission of multimedia e-mail.

     In the voice email market, we compete directly with Qualcomm and a variety of smaller, privately held companies. Some of our competitors bundle their voice email solutions with existing email products such as Eudora, an email product owned and marketed by Qualcomm.

     In the multimedia email market, we compete with companies that create, produce and transmit mass multimedia email, such as eCommercial.com and CyberLink. These companies have a greater emphasis on the design and creation of multimedia email messages, however, rather than providing the tools for transmission of multimedia email.

     We believe that the principal competitive factors in our market are technological innovation and time to market. We believe that we currently feature the only multimedia email product on the market, and that our products offer more sophisticated data compression technology than that of our competitors. However, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do, and therefore may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote more resources to the development and commercialization of their products. In addition, certain of our competitors may have greater name recognition and the ability to leverage significant installed customer bases. We expect additional competition as other established and emerging companies enter into the multimedia email solutions market and new products and technologies are introduced. Increased competition could result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete depends on many factors both within and beyond our control, including:

- the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

- the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

-  the quality of our customer service and support; and

-  the effectiveness of our sales and marketing efforts.

     Many of our current and potential competitors are likely to enjoy substantial competitive advantages, including:

     -  longer operating histories;

     -  greater name recognition;

     -  more extensive customer bases; and

     - cooperative relationships among themselves or with third parties to enhance their products.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could impair our finances and business prospects. We cannot assure you that we will be able to compete successfully against existing or potential competitors or that competitive pressures will not materially impair our finances or business prospects.

Intellectual Property

     We are in the process of registering our trademark "eMail VoiceLink", "eMail VoiceLink Plus" and two additional trademarks with the United States Patent and Trademark Office.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. For example, we license our software pursuant to shrinkwrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. While we intend to pursue registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We do not currently own any patented technology registered with the United States Patent and Trademark Office.

     Policing unauthorized use of our products is difficult. The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could have a material and adverse effect on our business, results of operations or financial condition.

     The success and competitiveness of our products depend in part upon our ability to protect our current and future technology through a combination of trademark, trade secret and copyright law. Because laws protecting certain ownership rights in software are uncertain and still evolving, we cannot give you any assurance about the future viability or value of any of our current technology ownership rights.

     We enter into intellectual property agreements with our employees and consultants and confidentiality agreements with certain other parties, and generally control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently.

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

Governmental Regulation

     Government regulation of communications and commerce on the Internet varies greatly from country to country. The United States has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. There is some risk that the United

States and other countries will increase their regulation of the Internet in the future. As our products are utilized solely in connection with the Internet, any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could adversely impact our sales, increase our cost of doing business or otherwise have a material and adverse effect on our business, results of operations and financial condition.

Employees

     As of May 11, 2000, we had 29 employees, including 10 in product development, 12 in sales, marketing and business development, 1 in customer support and 6 in administration. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct its business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices, comprising a total of approximately 5,236 square feet, are located in Santa Clara, California. We lease these facilities pursuant to two lease agreements, one of which has a term of 24 months, expiring in September 2001, and the other of which has a term of 18 months, expiring in August 2000. We believe that our current facilities are suitable for our current needs, however, we anticipate that we will require additional space in the next six months.

     We maintain substantially all of our computer systems at our Santa Clara facility. Our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. To the extent commercially feasible, we have secured casualty insurance to protect our properties. However, the occurrence of any of these events could result in interruptions, delays or cessations in service to our users which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

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

     The private order also authorizes the staff to investigate possible similar violations by another unrelated, unaffiliated company. In connection with the private order, the SEC has issued a subpoena duces tecum to which we have responded. On January 7, 2000, the SEC issued subpoenas compelling the testimony of Mr. Johnson Lee, a member of our board of directors and our Chairman, Mr. William Yuan, a member of our board of directors and our Chief Executive Officer and Mr. Edmund Leung, a member of our board of directors and our Chief Technical Officer and Secretary. All of these individuals have complied and will continue to comply with the subpoenas and intend to cooperate with the SEC in connection with this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter ended March 31, 2000, we submitted to a vote of our stockholders the change of our name from "Softlink, Inc." to "inChorus.com". The change was approved by the written consent of holders of a majority of shares of our outstanding common stock.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

PRICE RANGE OF COMMON STOCK

          Our common stock has been traded on the NASD O-T-C Market Bulletin Board since October 21, 1998. Prior to that date, our common stock was not actively traded in the public market. Our Common Stock originally traded under the symbol "SFLK" until we changed the symbol to "ICHC" this year. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period                                                       Low Bid   High Bid
------                                                       -------   --------
Fiscal 2001
  First Quarter (April 1, 2000 to June 9, 2000)               $0.719     $2.906

Fiscal 2000
  Fourth Quarter (January 1, 2000 to February 29, 2000)       $1.562     $4.812
  Third Quarter (October 1, 1999 to December 31, 1999)        $0.500     $2.750
  Second Quarter (July 1, 1999 to September 30, 1999)         $1.437     $3.250
  First Quarter (April 1, 1999 to June 30, 1999)              $1.875     $4.750

Fiscal 1999
  Fourth Quarter (January 1, 1999 to March 31, 1999)          $1.062     $8.125
  Third Quarter (October 21, 1998 to December 31, 1998)       $0.875     $5.500

          On June 9, 2000, the high and low bid prices of our common stock on the Bulletin Board were $0.843 and $0.745 per share, respectively and there were approximately 165 holders of record of the common stock.

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other technology stocks or that technology stocks in general will sustain their current market prices.

     Factors that could cause such volatility may include, among other things:

     -   actual or anticipated fluctuations in our quarterly operating results;

     -   announcements of technological innovations;

     -   changes in financial estimates by securities analysts;

     -   conditions or trends in the Internet industry;

     -   changes in the market valuations of other technology companies; and

     -   general market conditions.

DIVIDEND POLICY

          To date, we have never declared or paid any cash dividends on our
common stock.   We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future. We are obligated to pay dividends on our outstanding Series A Preferred Stock at the rate of seven percent per annum. We may pay these dividends in either cash or shares of our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALE OF UNREGISTERED SECURITIES

Recent Sales of Unregistered Securities

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended March 31, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

       Unless otherwise indicated, information in this section regarding shares of our common stock reflect the conversion ratio applied to shares of our common stock at the time of our March 1998 reorganization.

     (1) In June 1999, we issued an aggregate of 72,727 shares of treasury stock to two investors in consideration of an aggregate of $197,800 in cash and notes receivable. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated under the Securities Act of 1933, and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (2) In August 1999, we issued 300 shares of preferred stock and warrants to purchase up to 240,000 shares of common stock to two investors in exchange for $2,788,700 in cash consideration, net of offering costs of $211,300. We also issued warrants to purchase up to 150,000 shares of common stock to a third investor in consideration of financial service provided in connection with this transaction. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were accredited investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (3) In September 1999, we issued options to purchase 1,082,714 shares of common stock to 3 officers and 10 employees, with exercise prices ranging from $1.75 to $2.00 per share. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to us that the options were being acquired for investment.

     (4) In October 1999, we issued options to purchase 200,000 shares of common stock to an officer, with an exercise price per share of $1.45. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the options were being acquired for investment.

     (5) In December 1999, we issued 28,244 shares of Common Stock to 4 officers and 19 employees as bonus compensation for services rendered by them. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (6) In June 1999, we sold 1,000 shares of common stock to an investor. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (7) In December 1999, pursuant to the terms of a stock option agreement, an employee exercised his right to purchase 10,000 shares of our common stock. The issuance and exercise was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (8) In January 2000, pursuant to the terms of a stock option agreement, a consultant exercised his right to purchase 30,000 shares of our common stock. The issuance and exercise was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (9) In May 2000, we issued 66,666 shares of treasury stock to an investor for $200,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. The matters discussed in this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Affecting Our Operating Results, Business Prospects and Stock Price" as well as those discussed in this section and elsewhere in this Form.

Overview

     We provide rich media email message creation solutions and software that bring life to online communication with voice, sound, animation and graphics. We develop and market software products that use our proprietary technology to allow businesses and consumers to communicate through text, voice, sound, annotation and animation.

     We were incorporated in November 1995 as Softlink, Inc., a California corporation ("Softlink California") and shipped our first product, eMail VOICELink, in August 1997. For the period from inception through December 1997, our revenue was minimal and our operating activities related primarily to the development of our infrastructure and our first products.

     In March 1998, Softlink California entered into a reorganization with Draco Technologies, Inc., a Nevada corporation. Under the reorganization, the stockholders of Softlink California received approximately 0.6745344 shares of common stock of Draco Technologies, Inc. in exchange for each of their shares of Softlink California, and Softlink California became a wholly-owned subsidiary of
Draco.  Draco then changed its name to Softlink, Inc.   In February 2000, we
changed our name to "InChorus.com".

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

     We have broadened our business in 2000 by offering turnkey multimedia email services. These services transfer to us the responsibility for constructing and disseminating multimedia messages on behalf of our customers. We will be competing against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We expect to devote significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services; however, to date we have not devoted substantial resources to this effort. Once commenced, these actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

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

Results Of Operations

     The following table sets forth the percentage relationship to net sales of principal items contained in our Consolidated Statements of Operations for the fiscal years ended March 31, 2000 and 1999 respectively. It should be noted that percentages discussed throughout this analysis are stated on a rounded basis. Our revenues, gross margins and other operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond our control, including actions of our competitors, market acceptance of our products, changes in pricing and margins, and unanticipated costs. Given our limited operating history, we believe that an analysis of our cost and expense categories as a percentage of net sales is not meaningful.

                                                                 Years Ended March 31,
                                                                  2000           1999
Consolidated Statements of Operations Data:
Net sales, including license fee income                           100%           100%
Cost of sales                                                      72              5
                                                                  ----           ----
Gross profit                                                       28             95

Operating expenses                                                744            249
                                                                 ----           ----
Loss from operations                                             (716)          (154)

Other income (expense)                                           (183)            15
                                                                 ----           ----
Loss before provision for income taxes                           (899)          (139)
Provision for income taxes                                          5              0
                                                                 ----           ----
Net loss                                                         (904%)         (139%)
                                                                -----           ----

Years Ended March 31, 2000 and 1999

      Net sales for the year ended March 31, 2000 were $680,200, compared to net sales of $731,100 for the year ended March 31, 1999. The decrease reflects the shift in our business model to expanded sales efforts for our eMail VOICELink and eMail inChorus products from the licensing of these products. The sales of VOICELink and inChorus are subject to product returns from distributors. In the fourth quarter ended March 31, 2000, we experienced greater than estimated returns of our software from distributors and retailers. These returns equaled $278,000, which we believe reflected the traditionally higher return rate in the first calendar quarter in the shrinkwrap software industry as distributors and retailers balance their inventories.

      In the year ended March 31, 2000, $309,200, or 45.5%, of our revenues consisted of licensing revenues as compared to licensing revenues of $640,000, or 87.5%, of revenues for the year ended March 31, 1999.

Cost of sales increased to $491,100 for the year ended March 31, 2000 from $39,200 for the comparable period in 1999, due to the increase of inventory reserves, the elimination of obsolete products and increased production of our products.

      Operating expenses increased to $5,056,700 for the year ended March 31, 2000, compared to $1,820,000 for the year ended March 31, 1999. The increase was comprised of growth in all components of our operating expenses such as research and development, sales and marketing and general and administrative expenses. Research and development expenditures increased significantly to $907,500 for the year ended March 31, 2000 compared to $286,300 for the year ended March 31, 1999, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products and services. Sales and marketing expenses increased to $1,625,800 in the year ended March 31, 2000 compared to $688,600 for the comparable period in 1999, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced in the middle of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. General and administrative expenses increased to $2,523,400 for the year ended March 31, 2000 compared to $845,100 for the year ended March 31, 1999, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities.

      Our interest income decreased to $72,500 for the year ended March 31, 2000 compared to $115,500 for the year ended March 31, 1999. The decrease was due to slightly decreased average balances of cash and cash equivalents in fiscal 2000. We also incurred $1,311,100 of interest expense (including noncash interest of $1,298,400) related to the $2,000,000 bridge loan that we received from AMRO International, S.A. in March 2000. The noncash interest related to a beneficial conversion price of the bridge loan note.

      As a result of these factors, we incurred a net loss of $6,148,600 for the year ended March 31, 2000 compared to a net loss of $1,015,900 for the year ended March 31, 1999. Net loss available to common shareholders for the year ended March 31, 2000 equaled $7,241,400 due to a deemed dividend of $972,600 related to a beneficial conversion price in connection with the convertible preferred stock offering, and $120,200 in dividends on outstanding shares of preferred stock.

Income Taxes

     At March 31, 2000 and March 31, 1999, we had deferred tax assets of $3,212,800 and $651,600, respectively, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of these assets, a 100% valuation allowance has been established.

Liquidity and Capital Resources

     Our working capital requirements have been financed over the past two years through private placements of common and preferred stock and, to a lesser extent, from borrowings from principal stockholders. In the years ended March 31, 2000 and 1999, financing activities, principally private placements, generated $5,191,700 and $1,363,000, respectively, of cash. As of March 31, 2000, we had approximately $1,995,900 in cash and cash equivalents, an increase from $307,500 of cash and cash equivalents at March 31, 1999. Our accounts receivable equaled $701,400 at March 31, 2000 (net of an allowance of $672,200 for doubtful accounts), as compared to $430,600 at March 31, 1999, due primarily to increased sales of our products but offset by our decision to fully reserve the unpaid balance of amounts due under the license agreement with NIC, Ltd.

      In fiscal 2000, our operating activities utilized $3,283,400 in cash, as compared to the $1,005,600 of cash utilized in operating activities in fiscal 1999. The increase was due to the expansion of our operations as a component of our business growth. Investing activities utilized $219,900 of cash for the year ended March 31, 2000, compared to $101,800 for the prior year.

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

      In March 2000, we entered into a loan agreement with AMRO International, S.A. for a $2,000,000 bridge loan. The loan is evidenced by convertible debentures bearing interest at the rate of eight percent per annum, which are convertible into shares of our common stock at $1.75 per share. If not converted, the debentures are due and payable on September 30, 2001. In connection with this loan, we issued to AMRO International, S.A. warrants to purchase 100,000 shares of our common stock at an exercise price of $3.187 per share.

     Effective April 24, 2000, we entered into an equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. This agreement allows us to sell, from time to time, through April 24, 2001, up to $5,000,000 of our common stock, subject to certain conditions. We also issued warrants to purchase 50,000 shares of our common stock, with an exercise price of $1.50 per share, to each of Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. in connection with this transaction.

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

     We need working capital to execute our business plan and, in the future, we may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. Any such acquisition or investment could harm our operating results or cause our stock price to decline because:

     - the amount of time and level of resources required to successfully integrate our business operations could be substantial;

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

     We believe that our current cash and cash equivalents plus existing financing commitments and anticipated cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the remainder of 2000. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Impact of the Year 2000

     In our previous filings, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no material technical problems related to the year 2000. We will continue to monitor our material information technology and non-information technology systems and that of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Effects Of Inflation

     Due to relatively low levels of inflation in 1999 and 2000, inflation has not had a significant effect on our results of operations.

Recent Accounting Pronouncements

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not used derivatives and therefore this new pronouncement is not expected to affect our financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options, FIN 44 may have a material effect on our financial position or results of operations.

Factors Affecting Our Operating Results, Business Prospects and Stock Price


     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The factors described below, among others, could cause
our actual results to differ materially from those anticipated.   An investment
in the shares of our common stock offered by this prospectus involves a high degree of risk. You should consider carefully the following risk factors as well as the other information set forth in this prospectus before you decide to buy our common stock.

We have a history of losses, and we expect losses for the foreseeable future.

     Since our inception in November 1995, we have incurred substantial losses. Our net loss equaled approximately $1,015,900 for the year ended March 31, 1999, and approximately $6,148,600 for the year ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $8,887,900.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products and services will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

     The report of BDO Seidman, LLP on our consolidated financial statements for the year ended March 31, 2000 contains an explanatory paragraph indicating that our accumulated deficit and net losses raise substantial doubt about our ability to continue as a going concern. This going concern qualification may adversely affect our perception by prospective customers and suppliers, as well as by the financial community.

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

Our revenues are also dependent on licensing revenue from one major licensing customer.

  For the years ended March 31, 2000 and 1999, approximately $153,100 and $640,000, respectively, or 22.5% and 87.5%, respectively, of our net sales were derived from licensing revenue from one customer, NIC Ltd. In addition, we had net accounts receivable from NIC Ltd. of $479,900 and $421,900 at March 31, 2000 and March 31, 1999, respectively. In the quarter ended December 31, 1999, we increased our allowance for doubtful accounts to $474,500, primarily due to concerns regarding the collectability of the NIC receivable. As of March 31, 2000, we increased the allowance for doubtful accounts to $672,200. The loss of NIC, or the inability to collect in full the receivable from this customer could have a material and adverse effect on our business, results of operations or financial condition. Although we are seeking to increase our sales of software products, we expect that a substantial majority of our revenues for the foreseeable future will be derived from the licensing of our software products.

We have recently experienced greater than estimated retail software returns.

  In the quarter ended March 31, 2000, we experienced greater than estimated returns of our software from retailers. These returns exceeded the amount of revenues from retail software sales during the same quarter. We are currently investigating the reasons for these returns, and believe that they may be due in part to the traditionally higher return rate in the first calendar quarter in the shrinkwrap software industry as distributors and retailers balance their inventory.

We are changing our business model from one focused on licensing to one focused on sales of software. This new model is unproven.

  Our core business model has focused on licensing software designed to enable our customers to enhance their email communications with voice and multimedia features. To date, substantially all of our revenue has been derived from licensing of our software. We are attempting to increase sales of our software to complement our licensing revenue; however, we believe that it is too early to determine whether this business model will be successful in the future.

  We have broadened our business by offering turnkey multimedia email services. These services would transfer to us the responsibility for constructing and disseminating multimedia messages on behalf of our customers. We would be competing against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We expect to devote significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services. These actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

Multimedia email is a new and evolving business, competes with other methods of online communication, and may not receive widespread acceptance.

  Multimedia email is in its very early stages of development. Like many new businesses, it is characterized by rapidly evolving technologies, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services. Businesses and consumers have the option of using other methods of online communication, including video and audio streaming. These methods may receive greater acceptance than our multimedia email model. Multimedia email is also heavily dependent on the success of the Internet, which itself is a relatively new medium with an unpredictable future.

We are growing rapidly, and effectively managing our growth may be difficult.

     We are currently experiencing a period of significant expansion in our products, services and infrastructure. In order to execute our business plan, we must continue to grow significantly by expanding our product line and hiring new employees. This growth will strain our management, resources and systems. Our ability to compete effectively and manage future growth, if any, will require us to implement and improve our operational, financial and management information systems on a timely basis and to attract, hire, train and retain additional personnel. If we cannot effectively manage our growth, our business could be harmed.

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

     To date, we have not incurred any material costs in identifying or evaluating year 2000 compliance issues, nor have we experienced any significant failures due to the year 2000 date changes. However, we may fail to discover year 2000 compliance problems in our systems that will require substantial revisions or replacements. There can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

  We are heavily reliant on the ability of Pakpro and Russ Thill, our fulfillment houses, to package and ship orders of our products. Growth in the volume of orders for our products may strain the capacity of our fulfillment houses, and delays or other problems with order fulfillment could have a material and adverse effect on our business.

The offer and sale of shares of common stock under the private equity line arrangement might violate federal securities laws.

     In a transaction like our proposed sale of common stock to Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. pursuant to the equity line agreement, the issuer of such securities generally may register the resale of securities prior to their issuance if the issuer has completed a valid exempt sale of the securities to the investor, and the investor is at market risk at the time of filing of the registration statement. Because Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might not be deemed to have been at market risk prior to filing of the registration statement, the transaction might not qualify for an exemption from the registration requirements of the Securities Act of 1933. If this transaction is deemed to have violated the Securities Act of 1933, Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. would have the right, for a period of up to one year from the date of its purchase of common stock, to recover the cash it paid or, if it had already sold the stock, sue for damages resulting from its purchase. These damages could equal up to the full $5,000,000 plus interest that Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might purchase under the equity line. If this occurs, our business, results of operations and financial condition would be harmed. In particular, such an occurrence would have a material adverse effect on our liquidity position and our ability to meet short-term obligations and we might not be able to secure alternative financing on favorable terms or at all.

Some of the information in this prospectus contains forward-looking statements.

     Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -  discuss our expectations about our future performance;

     - contain projections of our future operating results or of our future financial condition; or

     -  state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item 7 are set forth at the pages indicated in Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                  MANAGEMENT
Executive Officers and Directors

     The following table sets forth the names and positions of our directors and executive officers as of June 15, 2000:

NAME                       AGE                                POSITION
------------------------------------------------------------------------------------------------
William Yuan               45       President, Chief Executive Officer, Director and Member of
                                    the Compensation Committee.
------------------------------------------------------------------------------------------------
Edmund T. Leung            32       Chief Technical Officer and Director and Member of the
                                    Compensation Committee. Mr. Leung also served as our Chief
                                    Financial Officer until October 1999.
------------------------------------------------------------------------------------------------
Johnson C. Lee             33       Chairman, Director and Member of the Compensation Committee.
                                    Mr. Lee served as our Chief Executive Officer until March 1,
                                    1999.
------------------------------------------------------------------------------------------------
Ralph G. Coan              57       Chief Financial Officer and Vice President of Operations.
                                    Mr. Coan has served as our Chief Financial Officer since
                                    October 1999.
------------------------------------------------------------------------------------------------

     All members of our board of directors hold office until the next annual meeting of the shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors. The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

     William Yuan. Mr. Yuan was appointed to the Board of Directors and became president and Chief Executive Officer of inChorus.com in March 1999. Mr. Yuan served as the chief operating officer of Net USA, a provider of telecommunications and technology softward solutions, from July 1998 to December 1998. He served as the president of KPY Corp., a systems integration company, from March 1990 until June 1998, and was also the president of Network Partners, a software company, from November 1993 until December 1994. Mr. Yuan earned his bachelor's degree in Computer Science in 1986 from the University of California at Santa Cruz and his master's degree in Business Administration in 1989 from National University.

     Edmund Leung. Mr. Leung co-founded inChorus.com in September 1995. He has served as the Chief Financial Officer and as a member of the board of directors since 1995. He became the Chief Technical Officer of inChorus.com in September 1998. Mr. Leung has over nine years' experience in software development, and has participated in the development of several commercial software products. Prior to founding inChorus.com, he served as a software engineer at MediaMotion, Inc., a multimedia software company, from November 1993 to August 1995, and worked at Integrated Information Technology, Inc. from June 1990 to October 1993 as a software engineer. At Integrated Information Technology, Inc., he developed algorithms for the most time-critical portion of that company's "XtraDrive".
Mr. Leung received his bachelors'
degree in Computer Science from the University of California at Berkeley in 1989 and his masters' degree in Computer Science from Stanford University in 1990.

     Johnson C. Lee. Mr. Lee was a co-founder of inChorus.com and has served as a member of the board of directors since September 1995 and as Chairman since March 1999. From September 1995 to March 1999, he served as inChorus.com's Chief Executive Officer. As Chairman, Mr. Lee is a full time employee of inChorus.com. Mr. Lee has over nine years of extensive experience in network multimedia software development. Prior to founding inChorus.com, he worked as a software engineer for MediaMotion, Inc. from November 1993 to August 1995. From June 1989 to November 1993 he worked as a software engineer for Oracle Corp. Mr. Lee received his bachelor's degree in Computer Science from the University of California at Berkeley in 1989.

     Ralph G. Coan, Jr, Mr. Coan has served as our Chief Financial Officer and Vice President of Operations since October 1999. Mr. Coan has over twenty-five years of financial management and operations experience with high technology companies. Prior to joining inChorus.com, he was Chief Financial Officer of Dryden Engineering Company from January 1998 until to September 1999, where he was instrumental in the negotiation and sale of the company to MPW Corporation. Previously, he served as Chief Financial Officer of Fairchild Technologies from February 1997 until December 1997. Previously, he served as Chief Operating Officer and Chief Financial Officer of Optical Media International from April 1994 until December 1996, where he negotiated the sale of the company to Microtest Corporation. His previous employment experience includes ten years at Memorex Corporation and three years at Raychem Corporation. His contributions include raising capital, renegotiation of debt repayment terms, joint venture structuring, technology sales, mergers and acquisitions, growing company sales, and IPO preparation. Mr. Coan earned his B.S. in Economics from the University of Oregon in Eugene in June of 1965 and an MBA in Finance from the University of Oregon in June of 1967.

Board Committees

     The Compensation Committee of the board of directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The compensation committee also administers our Stock Option Plan. The current members of the Compensation Committee are Messrs. Yuan, Leung and Lee. Prior to September 1999, we did not have a Compensation Committee or any other committee of the board of directors that performed any similar functions. See "Compensation Committee Interlocks and Insider Participation."

     The board of directors does not currently have an audit or nominating committee.

Compensation Committee Interlocks and Insider Participation

     Messrs. Yuan, Leung and Lee, current members of the Compensation Committee, are also officers and directors of inChorus.com. However, no member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and to provide us with copies of such filings. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that, with the exceptions of each of Messrs. Yuan, Lee and Leung who had a late filing of their respective Form 3's (each of these have subsequently been filed), each of these persons is in compliance with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Summary

     The following table sets forth the compensation awarded or paid to, or earned by, our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus, collectively the "Named Executives" for services rendered to us during the years ended March 31, 1999 and 2000. Mr. William Yuan became our Chief Executive Officer in March 1999 and thus, the table only reflects one month's salary earned by Mr. Yuan in fiscal 1999.

Summary Compensation Table


                                    ANNUAL COMPENSATION         LONG-TERM COMPENSATION

NAME                                YEAR      SALARY ($)   NUMBER OF SECURITIES UNDERLYING
                                                                     OPTIONS (#)
William Yuan, Chief Executive       2000       166,289                657,143
Officer                             1999        12,000                500,000
------------------------------------------------------------------------------------------
Johnson C. Lee, Chairman            2000       151,645                 50,000
                                    1999        96,000                 80,201
------------------------------------------------------------------------------------------
Edmund T. Leung, Chief Technical    2000       151,644                 50,000
Officer                             1999        96,000                 80,201
------------------------------------------------------------------------------------------


     On March 1, 1999, Mr. Yuan was granted options to purchase up to 500,000 shares of our common stock. These options were rescinded by our Board of Directors. Mr. Yuan was subsequently granted options to purchase 657,143 shares of our common stock on September 1, 1999, of which options to purchase 260,000 shares will vest upon the achievement of certain business objectives which have been described elsewhere in this prospectus.


Option Grants in Last Year

     The following table sets forth information concerning options granted to the Named Executives during the fiscal year ended March 31, 2000. Each option listed in the table, represents the right to purchase one share of our common stock. Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

Name                     Number of Securities         % of Total Options       Exercise Price       Fair Market      Expira-
                          Underlying Options         Granted to Employees     Per Share ($/Sh)    Value of Stock     tion Date
                              Granted (#)                                                          on Grant Date
--------------------------------------------------------------------------------------------------------------------------------
William Yuan               657,143                            29%                 $ 1.75            $ 1.75            9/09
--------------------------------------------------------------------------------------------------------------------------------
Johnson C. Lee              50,000                             2%                 $ 2.00            $ 1.75            9/09
--------------------------------------------------------------------------------------------------------------------------------
Edmund T. Leung             50,000                             2%                 $ 2.00            $ 1.75            9/09
--------------------------------------------------------------------------------------------------------------------------------


     During the year ended March 31, 2000, we granted officers, employees and consultants options to purchase an aggregate of 2,284,883 shares of our common stock. In September 1999, we rescinded options to purchase 1,430,169 shares issued during the year ended March 31, 1999 to officers, employees and consultants.

     In April 1999, we rescinded options to purchase an aggregate of 500,000 shares of common stock granted in fiscal 1999 to Mr. Yuan. The Board subsequently granted Mr. Yuan options to purchase 657,143 shares of our common stock, of which options to purchase 260,000 shares will vest upon the achievement of certain business objectives described elsewhere in this prospectus.

     In September 1999, we issued each of Johnson C. Lee and Edmund Leung options to purchase 50,000 shares of common stock pursuant to our stock option plan. These options had an exercise price of $2.00, which was more than 110% of the fair market value of our common stock on the date of grant. For each of Mr. Lee and Mr. Leung, the right to purchase 6,250 shares vested on the date of grant and the right to purchase the remainder vest in seven quarterly installments.

Aggregate Option Exercises in Year Ended March 31, 2000 and Year-End Option
Values

     The following table sets forth certain information with respect to the Named Executives concerning exercisable and unexercisable stock options held by them as of March 31, 2000. No Named Executives exercised options to purchase shares of our common stock in the year ended March 31, 2000.


Name                    Number of Unexercised Options at Year End(#)        Value of Unexercised In-the-Money Options at
                                                                                             Year End($)
-------------------------------------------------------------------------------------------------------------------------
                    Exercisable                  Unexercisable              Exercisable           Unexercisable
-------------------------------------------------------------------------------------------------------------------------
William Yuan          287,143                       370,000                   295,757                381,100
-------------------------------------------------------------------------------------------------------------------------
Johnson C. Lee         20,833                        29,167                    16,250                 22,750
-------------------------------------------------------------------------------------------------------------------------
Edmund Leung           20,833                        29,167                    16,250                 22,750
-------------------------------------------------------------------------------------------------------------------------

  The calculation of the value of unexercised in-the-money options at year end is based on a per share fair market value of our common stock equal to $2.78 at March 31, 2000, the closing price for our common stock on that date as reported by various market makers for our common stock on the NASD Over-The-Counter Market Bulletin Board.

Employment Agreements And Termination Of Employment And Change Of Control Arrangements

  We have entered into executive employment agreements with each of Mr. William
W. Yuan, Mr. Johnson C. Lee, Mr. Edmund Leung and Mr. Ralph G. Coan. Under the agreements, the executives receive paid vacation and are eligible to participate in the health and other benefit programs which we may offer from time to time. We may terminate any executive at any time with or without "cause". The term "cause" is defined in the executive employment agreements as:

     - the failure to follow directions of our board of directors which are not inconsistent with the executive employment agreement;

     -   the gross neglect of the executive's responsibilities;

     - any act by the executive of dishonesty, fraud, misrepresentation, harassment or employment discrimination;

     -   the executive's indictment for a felony; and

     - the executive's unauthorized dissemination of our confidential information or trade secrets.

  The executives are eligible to receive severance pay if they are terminated without cause. The severance payment would be an amount equal to one year's salary in one lump sum and must be paid no later than 30 days from the date of termination. The executive employment agreements also contain covenants regarding the assignment of inventions, the disclosure of our confidential information, the solicitation of our employees or agents and the ability of the executives to engage in competing activities.

  William Yuan's executive employment agreement has a term of three years commencing March 1, 1999 and automatically renews for successive periods of one year unless terminated prior to such renewal. He serves as our President and Chief Executive Officer and will perform duties consistent with these positions and under the direction of the board of directors. He receives a monthly salary of $15,000. His agreement specifically provides that our failure to pay him as required by the agreement is to be deemed a breach of the agreement. If there is a change in control of inChorus.com and Mr. Yuan is terminated without cause within 12 months of the change, he will be eligible for severance pay and all of his outstanding options will immediately vest. "Change in control" is defined as a new owner controlling more than 50% of our common stock.

  Johnson C. Lee's agreement has a term of three years commencing August 31, 1999 and automatically renews for successive periods of one year unless terminated prior to such renewal. He serves as our Chairman and will perform duties consistent with the position and under the direction of the board of directors. He receives a monthly salary of $10,000.

  Edmund Leung's agreement has a term of three years commencing August 31, 1999 and automatically renews for successive periods of one year unless terminated prior to such renewal. He serves as our Secretary and Chief Technical Officer and will perform duties consistent with the positions and under the direction of the board of directors. He receives a monthly salary of $10,000.

  Ralph G. Coan's agreement has a term of two years commencing October 1999 and automatically renews for successive periods of one year unless terminated prior to such renewal. He serves as our Chief Financial Officer and will perform duties consistent with the position and under the direction of the board of directors. He receives a monthly salary of $11,250. The agreement also provides that Mr. Coan is to receive options to purchase up to two hundred thousand (200,000) shares of our common stock pursuant to our stock option plan. The right to exercise the options vests quarterly over four years and the exercise price is $1.75, the fair market value of the stock on the date of grant.


Employee Benefit Plans

  1999 Stock Option Plan. Our 1999 Stock Option Plan was adopted by the board of directors as of September 3, 1999 and has not yet been ratified by our stockholders. As such, options granted under the plan will be subject to compensation expense for any excess of the fair market value over the exercise price on the date of stockholder ratification. We plan to present the 1999 Stock Option Plan to our stockholders for approval at the next annual meeting of stockholders, which we currently anticipate will occur in the fall of 2000. The following description of the 1999 Stock Option Plan is a summary and qualified in its entirety by the text of the Plan, which is filed as an exhibit to the registration statement of which this prospectus is a part.

  The purpose of the 1999 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of inChorus.com and its affiliates. Under the plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

  The number of shares available for options under the 1999 Stock Option Plan is 3,398,000. The Plan is administered by our board of directors. Subject to the provisions of the plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such options, the fair market value of the common stock subject to options, the exercise price per share and other terms.

  Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between inChorus.com and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

  If the employment of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the 1999 Stock Option Plan, the holder may exercise the option, to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

  As of May 11, 2000, no shares had been issued as the result of the exercise of options previously granted under the 1999 Stock Option Plan; however, pending shareholder approval, 1,914,714 shares were subject to outstanding options and 1,483,286 shares were available for future grants. The exercise prices of the outstanding options ranged from $1.45 to $2.00. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. We have registered the 1999 Stock Option Plan, and the shares subject to issuance thereunder, pursuant to the Securities Act of 1933.

  Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. Options issued to employees under the Plan shall expire no later than ten years after the date of grant. An option becomes exercisable at such time and for such amounts as determined at the discretion of the board of directors at the time of the grant of the option. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors on the date the option is granted. The purchase price is payable in full in cash, by promissory note, by net exercise or by delivery of shares of our common stock when the option is exercised. The plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization of or by inChorus.com.

Directors' Compensation

     Directors who are also employees of inChorus.com receive no compensation for serving on the board of directors. With respect to directors who are not employees, we intend to reimburse such directors for all travel and other expenses incurred in connection with attending meetings of the board of directors and any committees of the board. Non-employee directors will also be eligible to receive grants of non-qualified stock options under our 1999 Stock Option Plan. We also intend to establish a non-employee director stock option plan which will provide for initial option grants of a fixed number of shares of our common stock to non-employee directors and successive annual option grants to such non-employee directors covering an additional fixed number of shares, to provide us with an effective way to recruit and retain qualified individuals to serve as members of the board of directors.

Limitation of Liability and Indemnification

     Our Articles of Incorporation, with certain exceptions, eliminate any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty, and, therefore, an officer or director cannot be held liable for damages to us or our stockholders for gross negligence or lack of due care in carrying out his or her fiduciary duties as a director or officer except in certain specified instances. We may also adopt by-laws which provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with us to the maximum extent and under all circumstances permitted by law.

     There are presently no material pending legal proceeding to which a director, officer and employee of ours is a party. There is no pending litigation or proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

     We have purchased directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers of inChorus.com. The insurance policy provides standard directors' and officers' liability insurance in the amount of $1,000,000 per claim.

     We intend to enter into indemnification agreements with our directors and officers. These agreements will provide, in general, that we shall indemnify and hold harmless such directors and officers to the fullest extent permitted by law against any judgments, fines, amounts paid in settlement, and expenses, including attorneys' fees and disbursements, incurred in connection with, or in any way arising out of, any claim, action or proceeding against, or affecting, such directors and officers resulting from, relating to or in any way arising out of, the service of such persons as our directors and officers.

     To the extent provisions of our articles of incorporation provide for indemnification of directors for liabilities arising under the Securities Act of 1933 or the Securities Exchange Act of 1934, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

Other Agreements

     We have entered into employment agreements with William Yuan, our President and Chief Executive Officer, Johnson C. Lee, our Chairman, and Edmund Leung, our Chief Technical Officer and Vice President of Engineering.

     In December 1999, we issued each of William Yuan, Johnson C. Lee and Edmund Leung 1,250 shares of common stock as bonus compensation for services rendered by them on behalf of inChorus.com.

     In December 1999, we issued 1,000 shares of common stock to Ralph G. Coan as bonus compensation for services rendered by Mr. Coan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 11, 2000, the ownership of our common stock by each of our directors and executive officers, all of our executive officers and directors as a group, and all persons known by us to beneficially own more than 5% of our common stock.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own and the address of each beneficial owner listed below is c/o inChorus.com, 2041 Mission College Boulevard, Suite 259, Santa Clara, California 95054.

     The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at May 11, 2000 is 10,553,351.

[Update]

     Name And Address Of Beneficial
     Owner                                                Amount And Nature
                                                          Of Beneficial                   Percent Of
     Executive Officers and Directors:                    Ownership                       Class
----------------------------------------------------------------------------------------------------------
Johnson C. Lee                                                 1,097,666                     10.4%
----------------------------------------------------------------------------------------------------------

William Yuan                                                     278,393                      2.6%
----------------------------------------------------------------------------------------------------------
Edmund T. Leung                                                1,097,666                     10.4%
----------------------------------------------------------------------------------------------------------
Ralph G. Coan                                                     26,000                       *
----------------------------------------------------------------------------------------------------------
All directors and executive officers as                        2,487,225                     23.6%
 a group (four persons)
----------------------------------------------------------------------------------------------------------
Other 5% Stockholders:
----------------------------------------------------------------------------------------------------------
EPB Industries, Inc.                                             861,696                      8.2%
696 Orion Drive
New Braunfels, TX 78130
----------------------------------------------------------------------------------------------------------

*Less than one percent.


     The number of shares shown for Mr. Leung and Mr. Lee each includes 67,762 shares of common stock subject to options that are exercisable within 60 days of May 11, 2000. The number of shares shown for Mr. Yuan includes 277,143 shares of common stock subject to options that are exercisable within 60 days of May 11, 2000. The number of shares shown for Mr. Coan includes 25,000 shares of common stock subject to options that are exercisable within 60 days of May 11, 2000. The number of shares shown for all directors and executive officers includes 425,167 shares of common stock subject to options that are exercisable within 60 days of May 11, 2000.

     We have been informed that the principal of EPB Industries is Mr. Norvell
D. Berg.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

     Unless otherwise indicated, information in this section regarding shares of our common stock reflect the conversion ratio applied to shares of our common stock at the time of the reorganization described below.

Stock Transactions by Softlink, Inc., a California Corporation

     Issuances to Founders. Softlink, Inc., a California corporation ("Softlink California") was formed in November 1995 by Johnson C. Lee and Edmund Leung. At the time of formation, each of them was issued 1,011,802 shares of common stock of Softlink California in consideration of their efforts in establishing that company and developing its initial business strategy.

     All the shares of Softlink California held by Johnson C. Lee and Edmund Leung were converted into shares of our common stock in the reorganization with Draco Technologies, Inc. described below.

Reorganization with Draco Technologies, Inc.

     In March 1998, Softlink California entered into the reorganization with Draco Technologies, Inc., a Nevada corporation incorporated in July 1997. Under the reorganization, the Softlink California stockholders received approximately
0.6745344 shares of common stock of Draco in exchange for each of the 4,259,449 outstanding shares of Softlink California common stock, and Softlink California became a wholly-owned subsidiary of Draco. An aggregate of 2,873,145 shares was issued to the former Softlink California stockholders in the reorganization with Draco and the Softlink California stockholders owned approximately 52% of Draco immediately after the reorganization. As part of the reorganization, all of the executive officers and directors of Draco resigned and the executive officers and directors of Softlink California became the executive officers and directors of Draco, which then changed its name to Softlink, Inc.

Stock Option Grants

     In May 1998, Johnson C. Lee and Edmund Leung each were issued options to purchase 80,201 shares of inChorus.com common stock.

     In March 1999, we issued William Yuan options to purchase up to 500,000 shares of our common stock, and in April 1999, each of Johnson C. Lee and Edmund Leung were granted options to purchase up to 50,000 shares of our common stock. All of these options were rescinded by our board of directors and are now of no further force or effect.

     In September 1999, we issued each of Johnson C. Lee and Edmund Leung options to purchase 50,000 shares of inChorus.com common stock pursuant to our stock option plan. These options had an exercise price of $2.00, which was more than 110% of the fair market value of our common stock on the date of grant. For each of Mr. Lee and Mr. Leung, the right to purchase 6,250 shares vested on the date of grant and the right to purchase the remainder vest in seven quarterly installments.

     In September 1999, we also issued William Yuan options to purchase up to 657,143 shares of our common stock. These options have an exercise price of $1.75, the fair market value of our common stock on the date of grant. Mr. Yuan's right to purchase 217,143 shares vested on the date of grant. Options to purchase 180,000 of the shares vest in 18 monthly installments. The right to purchase 130,000 shares vests upon the listing of inChorus.com with Nasdaq. The right to purchase the remaining 130,000 shares vests upon the recording by inChorus.com of $12 million in revenue.

     In October 1999, we issued Ralph G. Coan options to purchase up to 200,000 shares of our common stock. These options have an exercise price of $1.45, the fair market value of our common stock on the date of grant. The right to exercise these options vests in 16 equal quarterly installments.

Offering of Preferred Stock and Warrants

     On August 17, 1999, we entered into a convertible preferred stock purchase agreement with Deephaven Private Placement Trading Ltd. and Hornbower Investors LLC pursuant to which Deephaven and Hornbower were each issued 150 shares of convertible preferred stock and received warrants to purchase 120,000 shares of our common stock. The preferred stock is convertible at the option of our preferred stockholders into that number of shares of our common stock equal to the stated value of the preferred stock ($10,000 per share plus all accrued but unpaid dividends) divided by the conversion price. The conversion price is equal to the lesser of (i) $2.51 and (ii) 85% of the lowest three closing bid prices of our common stock on the Over-the Counter Market during the 50 trading days preceding the conversion date. In addition, subject to certain exceptions any remaining preferred stock automatically converts into common stock on August 17, 2002. Holders of preferred stock are entitled to receive cumulative dividends at the rate of seven percent per year, payable in cash or shares of our common stock. We may redeem the preferred stock at any time, with prior notice, if the conversion price falls below or equals $1.75 per share. The warrants may be exercised at any time during the five-year period following their issuance at an exercise price of $2.43756 per share. In connection with this private placement of preferred stock and warrants, we issued warrants to purchase 150,000 shares of common stock to Cardinal Capital Management LLC. Cardinal Capital Management LLC, who also received a payment of $180,000, acted as a finder in this financing. From January through March 2000, Hornblower Investors LLC converted an aggregate of 59 shares of preferred stock into an aggregate of 997,679 shares of common stock, and from February through March 2000 Deephaven Private Placement Trading Ltd. converted an aggregate of 82 shares of preferred stock into 1,286,017 shares of common stock. In April 2000, an investor converted an aggregate of 25 shares of preferred stock into an aggregate of 295,121 shares of common stock. In June 2000, an investor converted an aggregate of 16 shares of preferred stock into an aggregate of 269,162 shares of common stock.

Other Agreements

     As described above, we have entered into employment agreements with William Yuan, our President and Chief Executive Officer, Johnson C. Lee, our Chairman, and Edmund Leung, our Chief Technical Officer and Vice President of Engineering.

     During the year ended March 31, 1999, we accepted a loan from Silicon Valley New Issues, a shareholder of inChorus.com, in the amount of $165,000. We repaid this loan during the quarter ended September 30, 1999.

     In December 1999, we issued each of William Yuan, Johnson C. Lee and Edmund Leung 1,250 shares of common stock as bonus compensation for services rendered by them on behalf of inChorus.com.

     In December 1999, we issued 1,000 shares of common stock to Ralph G. Coan as bonus compensation for services rendered by Mr. Coan.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)(1) Our audited financial statements, described as follows, are included in this report following the signature page of this report.

          Report of Independent Certified Public Accountants                             F-2

          Consolidated Financial Statements
               Consolidated balance sheets                                         F-3 - F-4
               Consolidated statements of operations                                     F-5
               Consolidated statements of stockholders' equity (deficiency)              F-6
               Consolidated statements of cash flows                                     F-7
               Notes to consolidated financial statements                         F-8 - F-26

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

     (a)(2)  The following exhibits are being filed herewith:


Exhibit No.  Exhibit Name
----------   ------------
3.1          Articles of Incorporation of the Registrant, dated as of July 24,
             1997 (1)

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant, dated as of March 23, 1998 (1)

3.3 Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of August 12, 1999 (1)

3.3(a) Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of February 10, 2000 (2)

3.4 Certificate of Designation of Preferences for Series A Preferred Stock of the Registrant (1)

3.5          By-Laws of Registrant (1)

4.1          Sample Stock Certificate of the Registrant (1)

4.2          See Exhibit No. 3.1, 3.2 and 3.3  (1)

10.1 License Agreement dated as of March 27, 1998 by and between NIC Ltd. and the Registrant (1)

10.2 Employment Agreement dated as of March 1, 1999 by and between William W. Yuan and the Registrant (1)

10.3 First Amendment to Employment Agreement dated as of August 31, 1999 by and between William W. Yuan and the Registrant (1)

10.4 Office Rent Sublease Agreement dated as of April 9, 1999 by and between Auken-Redac and the Registrant (1)

10.5 Computer Software Distribution Agreement dated as of April 29, 1999 by and between Navarre Corporation and the Registrant (1)

10.6 Escrow Agreement, dated as of April 30, 1999 by and between The Providers, Inc. and the Registrant (1)

10.7 Contract of Engagement by and between Cardinal Capital Management, Inc. and the Registrant dated May 18,1999 (1)

10.8 Lease Agreement dated as of June 14, 1999 by and between Koll/Intereal Bay Area and the Registrant (1)

10.9 Software Distribution and Marketing Rights Agreement, dated as of June 29, 1999, by and between Fountain Technologies, Inc. and the Registrant (1)

10.10 OEM and License Agreement dated as of July 1, 1999 by and between Information Technologies Division, a division of Sony Electronics, Inc. and the Registrant (1)

10.11 Warrant Agreement dated August 17, 1999 by and between Deephaven Private Placement Trading Ltd. and the Registrant (1)

10.12 Warrant Agreement dated August 17, 1999 by and between Hornblower Investors L.L.C. and the Registrant (1)

10.13 Registration Rights Agreement dated as of August 17, 1999 by and between Hornblower Investors L.L.C., Deephaven Private Placement Trading Ltd. and the Registrant (1)

10.14 Convertible Preferred Stock Purchase Agreement dated August 17, 1999 by and between Hornblower Investors, L.L.C., Deephaven Private Placement Trading Ltd. and the Registrant (1)

10.15 Distribution Agreement by and between Earthlink Network, Inc. and the Registrant (1)

10.16 Executive Employment Agreement dated as of August 31, 1999 between Johnson Lee and Registrant (1)

10.17 Executive Employment Agreement dated August 31, 1999 between Edmund Leung and Registrant (1)

10.18 Letter Agreement dated as of August 31, 1999 by and between Packard Bell/NEC and the Registrant (1)

10.20        1999 Stock Option Plan (1)

10.20(a)     Amendment to 1999 Stock Option Plan (2)

10.21        Form Stock Option Agreement (1)

23.1         Consent of BDO Seidman, LLP

27.1         Financial Data Schedule

__________________

(1) Incorporated by reference to the corresponding exhibit number in that certain Registration Statement on Form SB-2 (File No. 333-90185) filed by the Registrant with the Commission.

(2) Incorporated by reference to Exhibit 4.1(a) to that certain Registration Statement on Form S-8 (File No. 333-36502) filed by the Registrant with the Commission.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2000.

                              INCHORUS.COM


                              By: /s/ William Yuan
                              --------------------
                              William Yuan
                              President


                               POWER OF ATTORNEY

  Each person whose signature appears below authorizes William Yuan or Ralph G. Coan, Jr. to execute in the name of each such person who is then an officer or director of the registrant and to file any amendments to this annual report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

  In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                 DATE
-----------------       ---------------------                 ----


/s/ William Yuan        President, Chief Executive Officer    June 29, 2000
------------------      and a Director
    William Yuan        (principal executive officer)


/s/ Johnson C. Lee      Chairman and a Director               June 29, 2000
------------------
    Johnson C. Lee


/s/ Edmund T. Leung     Chief Technical Officer               June 29, 2000
-------------------     and a Director
   Edmund T. Leung

/s/ Ralph G. Coan, Jr.  Chief Financial Officer and           June 29, 2000
----------------------  Vice President of Operations
   Ralph G. Coan, Jr.   (principal accounting officer)

          Report of Independent Certified Public Accountants                             F-2

          Consolidated Financial Statements
               Consolidated balance sheets                                         F-3 - F-4
               Consolidated statements of operations                                     F-5
               Consolidated statements of stockholders' equity (deficiency)              F-6
               Consolidated statements of cash flows                                     F-7
               Notes to consolidated financial statements                         F-8 - F-26

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders of inChorus.com (formerly known as Softlink, Inc.)

We have audited the accompanying consolidated balance sheets of inChorus.com (formerly known as Softlink, Inc.) and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended
March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of inChorus.com (formerly known as Softlink, Inc.) and subsidiary as of March 31, 2000 and 1999, and the results of their consolidated operations and cash flows for each of the two years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $8,887,900 as of March 31, 2000 and incurred net losses of $6,148,600 and $1,015,900 for the years ended March 31, 2000 and 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



/s/  BDO Seidman, LLP


San Jose, California
May 15, 2000, except for the third paragraph of Note 13, for which the date is June 8, 2000
                                                              inChorus.com
                                        (formerly known as Softlink, Inc.)

                                               Consolidated Balance Sheets

================================================================================


March 31,                                             2000           1999
--------------------------------------------------------------------------------

Assets

Current Assets:
    Cash and cash equivalents                           $ 1,995,900    $ 307,500
    Accounts receivable, net of allowance for doubtful
      accounts of $672,200 in 2000 (Notes 6 and 10)         701,400      430,600
    Inventories                                              98,100       39,600
    Prepaid expenses and other current assets               154,600       83,500
--------------------------------------------------------------------------------

Total Current Assets                                      2,950,000      861,200

Property and Equipment, net (Note 3)                        157,000       54,300

Deposits and Other Assets (Note 4)                          181,600       52,000
--------------------------------------------------------------------------------

                                                        $ 3,288,600    $ 967,500
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                                     Consolidated Balance Sheets

====================================================================================================

March 31,                                                                  2000            1999
----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
    Accounts payable                                                   $   524,300     $    79,700
    Accrued expenses                                                       207,000           6,700
    Deferred revenue (Note 6)                                              734,700              --
    Obligations under capital lease, current
       portion (Note 3)                                                      6,800              --
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                1,472,800          86,400

Convertible notes payable (Notes 4 and 5)                                1,878,800              --
Obligations under capital lease, net of current
    portion (Note 3)                                                        25,900              --
----------------------------------------------------------------------------------------------------
Total Liabilities                                                        3,377,500          86,400
----------------------------------------------------------------------------------------------------
Commitments, Contingencies, and Subsequent
    Events (Notes 6, 7, 9, 12, and 13)

Stockholders' Equity (Deficiency) (Notes 1, 5, 7, 9, and 13):
    Convertible preferred stock, $0.001 par value; 1,000,000
       shares authorized; 159 shares issued and outstanding
       in 2000                                                           1,264,400              --
    Common stock, $0.001 par value; 59,000,000
       and 50,000,000 shares authorized; 10,261,714 and
       9,363,130 shares issued and outstanding                              10,300           9,400
    Additional paid-in capital                                           7,542,100       5,634,700
    Accumulated deficit                                                 (8,887,900)     (1,646,500)
----------------------------------------------------------------------------------------------------
                                                                           (71,100)      3,997,600
    Less: Treasury stock at cost (1,593,750 shares in 1999)                     --      (3,116,500)
    Less: Notes receivable                                                 (17,800)             --
----------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                    (88,900)        881,100
----------------------------------------------------------------------------------------------------

                                                                       $ 3,288,600     $   967,500
====================================================================================================
                                        See accompanying notes to consolidated financial statements.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                           Consolidated Statements of Operations

=============================================================================================================

Years Ended March 31,                                                             2000            1999
-------------------------------------------------------------------------------------------------------------
Net Sales, including license fee income (Notes 6 and 10)                     $   680,200     $    731,100

Cost of Sales                                                                    491,100           39,200
-------------------------------------------------------------------------------------------------------------
Gross Profit                                                                     189,100          691,900
-------------------------------------------------------------------------------------------------------------
Operating Expenses (Notes 7 and 9):
    Research and development                                                     907,500          286,300
    Sales and marketing                                                        1,625,800          688,600
    General and administrative                                                 2,523,400          845,100
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                       5,056,700        1,820,000
-------------------------------------------------------------------------------------------------------------
Loss From Operations                                                          (4,867,600)      (1,128,100)
-------------------------------------------------------------------------------------------------------------
Other Income (Expense):
    Interest income                                                               72,500          115,500
    Interest expense, including noncash interest of $1,298,400
       in 2000 (Notes 5 and 11)                                               (1,311,100)          (2,500)
    Other                                                                         (6,700)              --
-------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                                  (1,245,300)         113,000
-------------------------------------------------------------------------------------------------------------
Loss Before Provision for Income Taxes                                        (6,112,900)      (1,015,100)

Provision for Income Taxes (Note 8)                                               35,700              800
-------------------------------------------------------------------------------------------------------------
Net Loss                                                                      (6,148,600)      (1,015,900)

Preferred Stock Dividends                                                       (120,200)              --
Deemed Dividend on Beneficial Conversion of
    Preferred Stock (Note 9)                                                    (972,600)              --
-------------------------------------------------------------------------------------------------------------
Net Loss Allocable to Common Shareholders                                    $(7,241,400)    $ (1,015,900)
=============================================================================================================
Basic and diluted loss per share                                             $     (0.88)    $      (0.14)
=============================================================================================================
Basic and diluted weighted-average common shares outstanding                   8,195,300        7,132,600
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)
                    Consolidated Statements of Stockholders' Equity (Deficiency)
                                                          (Note 1, 5, 9, and 13)

==========================================================================================================================
                                                                                                  Additional
                                           Preferred Stock                Common Stock             Paid-in      Accumulated
                                        ---------------------------  --------------------------
                                           Shares        Amount        Shares        Amount        Capital        Deficit
--------------------------------------------------------------------------------------------------------------------------
Balances, April 1, 1998                       --   $        --        5,500,425  $   5,500     $ 1,111,700    $   (630,600)

Issuance of common stock for cash
  and notes receivable                        --            --        6,512,835      6,500       5,033,400              --

Stock option grants                           --            --               --         --         343,000              --
Repurchase and retirement of common
  stock                                       --            --       (2,650,130)    (2,600)       (971,300)             --
Treasury stock acquired, at cost              --            --               --         --              --              --
Issuance of treasury stock for
  retirement of debt                          --            --               --         --          22,600              --
Issuance of treasury stock as bonus
  to existing shareholders                    --            --               --         --          95,300              --
Payments received on notes receivable         --            --               --         --              --              --
Net loss                                      --            --               --         --              --      (1,015,900)
--------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1999                      --            --        9,363,130      9,400       5,634,700      (1,646,500)

Stock option grants                           --            --               --         --         538,200              --
Issuance of treasury stock for cash
  and notes receivable                        --            --               --         --             700              --
Issuance of treasury stock for cash           --            --               --         --          19,400              --
Issuance of common stock as
  employee bonus                              --            --           28,244         --          26,500              --
Issuance of common stock for cash             --            --            1,000         --           1,200              --
Exercise of common stock options              --            --           40,000        100          24,300              --
Issuance of convertible preferred stock
  and warrants, net of offering costs of
   $211,300                                  300     2,385,700               --         --         403,000              --
Deemed dividend on beneficial
  conversion of preferred stock               --            --               --         --         972,600        (972,600)
Dividend in arrears - convertible preferred
  stock                                       --            --               --         --         120,200        (120,200)
Conversion of preferred stock and accrued
  dividends to common stock                 (141)   (1,121,300)       2,283,696      2,300       1,119,000              --
Retirement of treasury stock                  --            --       (1,454,356)    (1,500)     (2,737,300)             --
Deemed interest on beneficial
  conversion of note payable to common
  stock                                       --            --               --         --       1,298,400              --
Issuance of warrants to purchase common
  stock in conjunction with debt
  financing                                   --            --               --         --         121,200              --
Net loss                                      --            --               --         --              --      (6,148,600)
--------------------------------------------------------------------------------------------------------------------------

Balances, March 31, 2000                     159   $ 1,264,400       10,261,714  $  10,300     $ 7,542,100    $ (8,887,900)
==========================================================================================================================



                                                          Treasury Stock                Notes
                                                     --------------------------
                                                      Shares            Amount        Receivable       Total
----------------------------------------------------------------------------------------------------------------
Balances, April 1, 1998                                   --          $      --       $  (550,000)  $    (63,400)

Issuance of common stock for cash
  and notes receivable                                    --                 --        (4,976,300)        63,600
Stock option grants                                       --                 --                --        343,000
Repurchase and retirement of common
  stock                                                   --                 --           973,900             --
Treasury stock acquired, at cost                  (1,771,209)        (3,186,500)        3,186,500             --
Issuance of treasury stock for
  retirement of debt                                  21,209             57,000                --         79,600
Issuance of treasury stock as bonus
  to existing shareholders                           156,250             13,000                --        108,300
Payments received on notes receivable                     --                 --         1,365,900      1,365,900
Net loss                                                  --                 --                --     (1,015,900)
----------------------------------------------------------------------------------------------------------------

Balances, March 31, 1999                          (1,593,750)        (3,116,500)               --        881,100

Stock option grants                                       --                 --                --        538,200
Issuance of treasury stock for cash
  and notes receivable                                72,727            197,100           (17,800)       180,000
Issuance of treasury stock for cash                   66,667            180,600                --        200,000
Issuance of common stock as
  employee bonus                                          --                 --                --         26,500
Issuance of common stock for cash                         --                 --                --          1,200
Exercise of common stock options                          --                 --                --         24,400
Issuance of convertible preferred stock
  warrants, net of offering costs of
  $211,300                                                --                 --                --      2,788,700
Deemed dividend on beneficial
  conversion of preferred stock                           --                 --                --             --
Dividend in arrears - convertible preferred
  stock                                                   --                 --                --             --
Conversion of preferred stock and accrued
  dividend to common stock                                --                 --                --             --
Retirement of treasury stock                       1,454,356          2,738,800                --             --
Deemed interest on beneficial
  conversion of note payable to common stock              --                 --                --      1,298,400
Issuance of warrants to purchase common
  stock in conjunction with debt
  financing                                               --                 --                --        121,200
Net loss                                                  --                 --                --     (6,148,600)
----------------------------------------------------------------------------------------------------------------

Balances, March 31, 2000                                  --         $       --       $   (17,800)  $    (88,900)
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    inChorus.com

                                              (formerly known as Softlink, Inc.)

                                           Consolidated Statements of Cash Flows

=============================================================================================================================
March 31,                                                                                         2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                               $    (6,148,600)      $   (1,015,900)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                                                22,900                7,100
      Allowance for doubtful accounts                                                            672,200                    -
      Compensation relating to stock options issued                                              538,200              343,000
      Compensation relating to stock issued for services                                          26,500                    -
      Deemed interest on beneficial conversion of note payable to common stock                 1,298,400                    -
      Compensation relating to issuance of treasury stock                                              -              108,300
      Changes in current operating assets and liabilities:
        Accounts receivable                                                                     (943,000)            (423,700)
        Inventories                                                                              (58,500)             (25,600)
        Prepaid expenses and other current assets                                                (71,100)             (82,700)
        Accounts payable                                                                         444,600               77,200
        Accrued expenses                                                                         200,300                6,700
        Deferred revenue                                                                         734,700                    -
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                         (3,283,400)          (1,005,600)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Payments to acquire property and equipment                                                     (90,300)             (49,800)
  Deposits and other assets                                                                     (129,600)             (52,000)
  Payments for notes receivable                                                                 (155,000)                   -
  Proceeds from repayment of notes receivable                                                    155,000                    -
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                           (219,900)            (101,800)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from note payable to shareholder                                                      218,300                    -
  Principal payments on notes payable to shareholder                                            (218,300)             (50,000)
  Proceeds from borrowing on notes payable                                                       120,000                    -
  Principal payments on notes payable                                                           (120,000)             (16,500)
  Principal payments on capital lease obligations                                                 (2,600)                   -
  Proceeds from issuance of convertible preferred stock                                        2,788,700                    -
  Proceeds from issuance of convertible note payable                                           2,000,000                    -
  Proceeds from issuance of common stock                                                          25,600               63,600
  Proceeds from issuance of treasury stock                                                       380,000                    -
  Payments received on shareholder notes receivable                                                    -            1,365,900
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                      5,191,700            1,363,000
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                      1,688,400              255,600
Cash and Cash Equivalents, beginning of period                                                   307,500               51,900
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                                                 $     1,995,900       $      307,500
=============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

1. Summary of              The Company
   Significant
   Accounting Policies     Softlink, Inc. (formerly Draco Technologies, Inc.,
   and Basis of            a publicly traded shell corporation
   Presentation            (the Company), a Nevada Corporation, was
                           incorporated on July 24, 1997. In February 2000, the Company changed its name to inChorus.com.

                           On March 31, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Softlink, Inc., a California corporation, (Softlink CA) in exchange for 2,873,145 shares of the Company's $.001 par value common stock. For accounting purposes, the acquisition was treated as the acquisition of the Company by Softlink CA with Softlink CA as the acquirer (reverse acquisition). All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Softlink CA. The 2,627,280 shares held by the shareholders of the Company prior to the acquisition have been recognized as if they were issued in connection with the acquisition of the Company by Softlink CA. On October 21, 1998, the Company's stock became publicly traded.

                           Softlink CA was incorporated on November 8, 1995. Softlink CA's principal activities consist of developing e-mail enhancement software, and licensing and marketing its products through wholesalers and end-users located primarily in North America.

                           Basis of Presentation

                           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an accumulated deficit of $8,887,900 as of March 31, 2000 and incurred losses of $6,148,600 and $1,015,900 for the years ended March 31, 2000 and 1999, respectively.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                           These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. Management is also pursuing additional financing and has obtained an equity line under which it may issue up to $5,000,000 in common stock (Note 13).

                           Consolidation

                           The accompanying consolidated financial statements include the accounts of inChorus.com (formerly known as Softlink, Inc.) and its wholly-owned subsidiary, Softlink CA. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

                           Use of Estimates

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           The determination of the adequacy of the allowances for accounts receivable and inventory are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

                           Cash and Cash Equivalents

                           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents with a high quality institution. At times, such funds may be in excess of the Federal Deposit Insurance Company limit of $100,000.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                           Accounts Receivable and Allowance for Doubtful
                           Accounts

                           The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts and generally does not require cash collateral. When necessary, an allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

                           Inventories

                           Inventories, which consist principally of software and packaging, are stated at the lower of cost (average) or market (net realizable value).

                           Property and Equipment

                           Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally ranging from two to five years.

                           Long-Lived Assets

                           The Company periodically reviews its long-lived assets for potential impairment based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated then-current fair value.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                           Revenue Recognition

                           Revenues consist of sale of the Company's software products, and fees for license of its products (Note
                           6). Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Deferred revenue represents the unearned portion of amounts billed to customers .

                           Research and Development Costs

                           Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs since such costs qualifying for capitalization have not been significant.

                           Advertising Costs

                           The cost of advertising is expensed as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of television infomercials which are broadcast to elicit sales to customers who respond specifically to the advertisement. The capitalized costs of the advertising are amortized over the period that the infomercial is broadcasted. As of March 31, 2000 and 1999, $0 and $76,100 of these advertising costs, pertaining to infomercial production, are included in prepaid expenses and other current assets. Advertising expense for 2000 and 1999 aggregated $660,600 and $23,900, respectively.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                           Income Taxes

                           The Company reports income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying the tax rate expected to be in effect in future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Tax credits are recorded as a reduction of the provision for federal income taxes in the year realized. A valuation allowance is established for deferred income tax assets when realization is not deemed certain.

                           Adoption of New Accounting Pronouncements

                           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP No. 98-1 as of April 1, 1999 did not have a material impact on the Company's consolidated financial statements.

                           In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                           Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                           In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No.
                           25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Due to the repricing of options, Fin 44 may have a material effect on our financial position or results of operations.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                           Fair Values of Financial Instruments

                           The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                              Cash and cash equivalents:
                              The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates fair value for cash and cash equivalents.

                              Loan receivable:
                              The fair value of the loan receivable from Global Access Telephone & Technology, Inc. approximates fair value.

                              Short-term debt:
                              The fair value of short-term debt approximates cost because of the short period of time to maturity.

                              All other financial instruments are carried at amounts that approximate estimated fair value.

                           Earnings Per Share

                           Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. For 2000 and 1999, options to purchase 3,079,957 and 2,306,493 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

2. Notes Receivable        During 2000, the Company loaned an aggregate of
                           $130,000 to two unrelated companies. As of March 31, 2000, these notes receivable had been repaid.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

3. Property and     A summary of property and equipment follows:
   Equipment


                    March 31,                                2000         1999
                    ------------------------------------------------------------
                    Furniture and fixtures               $   61,200    $ 38,900
                    Equipment                               119,200      25,900
                    Software                                 13,400       3,400
                    ------------------------------------------------------------
                                                            193,800      68,200
                    Less accumulated depreciation            36,800      13,900
                    ------------------------------------------------------------
                                                         $  157,000    $ 54,300
                    ============================================================

                    Equipment under capital lease obligations aggregated $35,300 as of March 31, 2000 with related accumulated depreciation of $2,700.

4. Deposits and     Included in deposits and other assets as of March 31, 2000
   Other Assets     and 1999 is a $49,200 loan receivable from Actanet Inc., an unrelated company. During 2000, Actanet Inc. assigned the loan to Global Access Telephone & Technology, Inc., an unrelated Company, which has agreed to repay the loan at 10% interest in twelve equal payments beginning August 1, 2000.

                    Also included in deposits and other assets as of March 31, 2000 are loan fees of $115,000 relating to the issuance of a $2,000,000 convertible note payable (Note 5). The loan fees are being amortized over the three-year life of the note.

5. Notes Payable    In March 1998, the Company borrowed $50,000 from a
                    stockholder under the terms of a promissory note bearing a 12% interest rate. In August 1998, the note payable and accrued interest were repaid in full.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                    In December 1997, the Company received a $100,000 deposit from Compressant, Inc., a company who had previously entered into a merger agreement with the Company. In April 1998, the Company cancelled the merger agreement with Compressant, Inc. and executed an 8% promissory note payable in December 1998. In July 1998, the promissory note was assigned to Harris & Hull, who subsequently filed a complaint against the Company for breach of contract on the promissory note. In March 1999, the Company entered into a settlement agreement with Harris & Hull which provided for a $5,000 cash payment and a transfer of 21,209 shares of the Company's common stock as full payment on the $84,600 remaining balance due under the promissory note. Since the Company issued shares of treasury stock carried at their acquisition cost of $57,000 to settle this note payable, the resulting gain on this transaction has been recorded as an increase to additional paid-in capital.

                    In June and July 1999, the Company borrowed a total of $202,300 with zero interest from four shareholders, and a $16,000 interest-free loan from an officer, respectively. In August 1999, all of these loans were paid in full.

                    In July 1999, the Company borrowed $100,000 from an unrelated lender under the terms of a promissory note bearing a 10% interest rate. In August 1999, the loan was paid in full.

                    In March 2000, the Company borrowed $2,000,000 from an independent lender. Interest at 8% is payable quarterly. The holder of the notes may convert the entire outstanding principal amount into shares of the Company's common stock at $1.75 per share. The outstanding principal amount of the notes is due September 30, 2001, if not converted. In connection with the notes payable, the Company issued warrants to purchase 100,000 shares of common stock at $3.187 per share. The Company recorded a discount on the notes payable of $121,200, based on the fair value of the warrants, to be amortized as additional interest expense over the life of the notes. The Company also recorded deemed interest of $1,298,400, relating to the beneficial conversion price of the notes payable.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

6. License          In March 1998, the Company entered into a license agreement
   Agreements       with an unrelated Japanese company, which provides for the exclusive right to sell certain of inChorus.com's products in Japan through June 2000. The license agreement calls for the payment of a minimum guarantee royalty by the licensee of $800,000 during the first fifteen months and $1,200,000 during the next twelve months. The Company recognized
                    $153,100 and $640,000 in license fee income during the years ended March 31, 2000 and 1999, respectively. Included in accounts receivable as of March 31, 2000 and 1999 are $479,900 and $421,900, respectively, due from the licensee.
                    Included in the allowance for doubtful accounts as of March
                    31, 2000 is $479,900 relating to this receivable. The
                    $1,200,000 that pertains to the second twelve-month period has not been recognized as receivable collection because it is not deemed probable.

                    In June 1999, the Company entered into a license agreement with an unrelated U.S. company, which grants the licensee the right to bundle certain software with a hardware product and/or computer services provided by the licensee. The agreement also provides the right to make, sell and offer for sale copies of the licensed software. The licensee paid the Company a one-time license fee of $50,000 for the use of the licensed software for a period of 12 months from the date of the July 1999 initial shipment of the licensed software with licensee's products, not to exceed 300,000 units. The Company shall share a fixed amount of upgrade revenue with licensee each time the licensee's customers upgrade to the Company's product. The license fee is being recognized as revenue over the 12 month contract term, with $35,400 recognized in 2000.

                    In July 1999, the Company entered into a license agreement with a U.S. based Japanese company, which allows the licensee to replicate, copy and license certain computer software programs as part of a bundle for use with a hardware product. As part of the agreement, the Company will deliver its standard user manual as well as the user guide for the program. The Company will also provide continued upgrades and support to the program. The licensee shall pay the Company a royalty for the program at a fixed price per unit, and the royalty payments will be made to the Company on a quarterly basis. No revenue from this agreement had been recognized as of March 31, 2000.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                    In September 1999, the Company entered into a license agreement with an unrelated Japanese Company, which gives the licensee an exclusive right in Japan to utilize and sell the Company's technology for phone-to-PC voice email through March 31, 2001. The licensee made a $12,000 payment for the product development and a prepaid royalty of $10,000 to the Company. The licensee shall also pay a fixed price per copy of software provided to users, and a fixed percentage of usage charge for the phone-to-PC voice email system. Royalty payments will be made to the Company on a quarterly basis. The $12,000 product development payment was recognized as revenue in 2000.

                    In October 1999, the Company entered into a license agreement with an unrelated U.S. Company, which gives the licensee the right to bundle certain software with a hardware product and/or computer services provided by the licensee. The agreement also provides the right to make, sell, and offer for sale copies of the licensed software. The Company shall share a fixed amount of upgrade revenue with the licensee each time the licensee's customers upgrade to the Company's product. No revenue from this agreement had been recognized as of March 31, 2000.

                    In March 2000, the Company entered into a license agreement with a Japanese company, which gives the licensee an exclusive right in Japan to develop and market the Company's inChorus Pro technology through March 31, 2003. Under the license agreement, the licensee is to pay $100,000 by May 31, 2000, $50,000 by June 30, 2000, and $850,000 by July 31,
                    2000, provided that the Company has delivered both the English and Japanese versions of inChorus Pro. The English version was delivered upon inception of the agreement and the Japanese version was delivered in May 2000. The English version license fee of $700,000 was recorded as a receivable and deferred revenue as of March 31, 2000. Additionally, the Company is to invest $150,000 in the licensee by June 30, 2000, in exchange for a 25% equity position in the licensee. No revenue from this agreement had been recognized as of March 31, 2000.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

7. Commitments      The Company has employment agreements with four of its
                    officers which provide for severance payments equal to one year's salary if the officer is terminated without cause.
                    The employment agreement for one of the officers also provides for immediate vesting of outstanding stock options if terminated without cause.

                    The Company leases its facilities under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses such as utilities, property taxes and insurance costs. Rent expense related to these leases was $146,100 and $32,000 for 2000 and 1999, respectively.

                    A summary of the future minimum lease payments under these non-cancelable operating leases follows:

                    Years Ended March 31,                            Amount
                    ------------------------------------------------------------
                    2001                                          $  203,200
                    2002                                             155,800
                    ------------------------------------------------------------
                                                                  $  359,000
                    ============================================================

8. Income Taxes     Income tax expense for the year ended March 31, 2000
                    consisted of foreign taxes of approximately $35,000 relating to license fee income from a Japanese company (Note 6) and state minimum taxes. Income tax expense for the year ended
                    March 31, 1999 consisted of state minimum taxes.

                    The Company's effective tax rate differs from the statutory federal income tax rate principally as a result of Federal and State net operating losses for which a full valuation allowance has been provided.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                  Deferred tax assets (liabilities) comprise the following

                  March 31,                                      2000           1999
                  ---------------------------------------------------------------------
                  Loss and credit carryforwards            $  1,955,100     $  455,200
                  Depreciation and amortization                 (10,000)        (2,800)
                  Deferred compensation                         396,500        159,800
                  Reserves not currently deductible             354,100         39,400
                  ---------------------------------------------------------------------

                                                              2,695,700        651,600
                  Valuation allowance                        (2,695,700)      (651,600)
                  ---------------------------------------------------------------------

                  Net deferred tax asset                   $         --     $       --
                  =====================================================================

                  As of March 31, 2000, the Company has net operating loss carryforwards of approximately $4,525,200 and $3,486,400 available to reduce future taxable income, if any, for Federal and California state income tax purposes. The net operating loss carryforwards expire in various years through 2020.

                  Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has not made this determination as of March 31, 2000.

9.Capital Stock   Preferred Stock

                  In August 1999, the Company restated its Articles of Incorporation to authorize 59,000,000 shares of common stock and 1,000,000 shares of preferred stock, each unit a par value of $0.001 per share.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                             In August 1999, the Company obtained an additional financing of $3,000,000 through the issuance of 300 shares of Series A convertible preferred stock to investors. Holder of the Series A convertible preferred stock are entitled to cumulative dividends of 7% per annum, payable upon conversion in the form of cash or shares of common stock. During the year ended March 31, 2000, the Company recorded dividends of $120,200. The Company also issued warrants to purchase an aggregate of 390,000 shares of common stock. The warrants, which have exercise prices ranging from $2.25 to approximately $2.44 per share, expire in August 2004. The preferred stock is convertible into that number of shares of common stock equal to the stated value of the Series A convertible preferred stock divided by the conversion price in effect at the time of the conversion. During the year ended March 31, 2000, the Company recorded deemed dividends of $972,600 relating to beneficial conversion prices of the preferred stock.

                             From January through March 2000, two shareholders converted an aggregate of 141 shares of preferred stock and accrued dividends into 2,283,696 shares of common stock.

                             Common Stock

                             During the year ended March 31, 1999, the Company sold 6,512,835 shares of its common stock in exchange for 8% notes receivable totaling $4,976,300 and $63,600 in cash. On October 21, 1998
                             (prior to when the Company's stock became publicly traded), 2,650,130 of these shares of common stock were repurchased at the original per-share issuance price and retired by the Company in exchange for the cancellation of $973,900 in notes receivable.

                             In December 1999, the Company issued an aggregate of 20,250 shares of the Company's common stock to employees as a bonus, resulting in compensation costs of $20,900.

                             Treasury Stock

                             During 1999 the Company repurchased 1,771,209 shares of its common stock at the then-current market value in exchange for the cancellation of $3,186,500 in notes receivable.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                             The Company reserved 625,000 of these treasury shares (with a cost of $52,000) for issuance to its existing shareholders upon achieving the following three milestones: 25% of the shares would be issued upon the collection of the first $250,000 due under a license agreement (Note 6), 35% of the shares would be issued if the Company generated $2 million in sales and $100,000 in "audited profits" for the year ended December 31, 1998, the remaining 40% of the shares would be issued if the Company generated $1.5 million in sales and $200,000 in "audited profits" for the six months ended June 30, 1999. The Company met the first milestone in June 1998, and recorded $108,300 in compensation expense for the issuance of 156,250 of these reserved treasury shares based on their cost. However, the Company did not achieve the second and third milestones.

                             On March 31, 1999, 21,209 of the shares held in treasury were reissued for the retirement of $79,600 in debt (Note 5).

                             In March 1999, the Company reserved 875,000 shares of treasury stock (with a cost of $2,400,000) for issuance in exchange for radio and television advertising. In March 2000, this arrangement was canceled.

                             In May 1999, the Company issued 66,667 shares of treasury stock to a shareholder for proceeds of $200,000 as an exercise of that shareholder's contractual right to repurchase shares of treasury stock.

                             In June 1999, the Company issued 72,727 shares of treasury stock to two investors for notes receivable totaling $17,800 and $180,000 in cash.

                             In February 2000, the Company's board of directors canceled the remaining 1,454,356 shares of treasury stock outstanding.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                             Stock Options

                             Options are exercisable as determined by the Board of Directors on the date of grant and expire five years from the date of grant. The Company applies Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations in Accounting for Stock Options Issued to Employees. Under APB Opinion No. 25, employee compensation cost is only recognized when the estimated fair value of the underlying stock on date of grant exceeds the exercise price of the stock option. For stock options issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date, using the Black-Scholes option pricing model. During 2000 and 1999, the Company recognized $538,200 and $343,000 in compensation cost relating to stock options issued to employees and consultants.

                             In September 1999, the Company's board of directors adopted the 1999 Stock Option Plan, which has not yet been ratified by the stockholders. As such, options granted under the plan will be subject to compensation expense for any excess of the fair market value over the exercise price on the date of stockholder ratification. Under the Plan, 2,400,000 shares of common stock are available for options, which may be granted to employees, directors, and consultants.

                             In September 1999, the Company's board of directors voted by unanimous consent to rescind options to purchase 958,000 shares of common stock previously granted to various employees. The board then granted options to purchase 1,082,714 shares of common stock under the newly adopted stock option plan.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                             A summary of the status of the Company's stock options as of March 31, 2000 and 1999, and changes during the years then ended is presented in the following table:

                                               Options Outstanding
                    ------------------------------------------------------------------------
                              March 31, 2000                       March 31, 1999
                    -----------------------------------  -----------------------------------
                                          Weighted-                            Weighted-
                                           average                              average
                                         exercisable                          exercisable
                        Shares              price            Shares              price
--------------------------------------------------------------------------------------------
Beginning             2,306,493          $    0.90           480,702         $     0.74

Granted               2,284,883               1.48         1,834,324               0.94
Exercised               (40,000)              0.61                --                 --
Forfeited            (1,471,419)              1.19            (8,533)              0.74
--------------------------------------------------------------------------------------------

Ending                3,079,957               1.20         2,306,493               0.90
============================================================================================
Exercisable
     at year-end      2,013,308               1.04         1,150,177               0.75
                      =========                            =========

The following table summarizes information about stock options granted during the year ended March 31, 2000:

                       Exercise
                    price equals,
                      exceeds or        Weighted-
   Number of         is less than        average            Range of         Weighted-
    options          market price        exercise           exercise          average
    granted            of stock           price              prices          fair value
------------------------------------------------------------------------------------------
  1,246,714         Equals         $        1.60      $     0.50-2.12   $        1.43
    298,000         Exceeds                 2.00               2.00              1.63
    740,169         Less than               1.06            0.61-2.00            0.65
------------------------------------------------------------------------------------------

  2,284,883                        $        1.48                        $        1.20
 ==========                        =============                        =============

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================


                    The weighted-average exercise price and weighted-average fair value of stock options granted during the year ended March 31, 1999 was $0.94 and $1.70, respectively.

                    The following table summarizes information about stock options outstanding as of March 31, 2000:

                                     Options outstanding
                    --------------------------------------------------------
                                                       Weighted-
                                                                                        Options exercisable
                                                                                  -----------------------------
                                                        average      Weighted-                      Weighted-
                         Range of                      remaining      average                        average
                         exercise        Number       contractual    exercise         Number        exercise
                          price       outstanding     life (years)     price       exercisable        price
                    -------------------------------------------------------------------------------------------
                    $   0.00-0.50       125,589          6.96        $ 0.34          125,589        $ 0.34
                        0.51-1.00     1,257,571          4.08          0.67        1,053,743          0.67
                        1.01-1.50       545,333          7.36          1.30          327,791          1.26
                        1.51-2.12     1,151,464          9.00          1.83          506,185          1.83
                                     ----------                                    ---------
                                      3,079,957          6.62          1.20        2,013,308          1.04
                                     ==========                                    =========

                    SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: no dividend yield; expected volatility of 191.6% and 227.3% in 2000 and 1999 (for options granted while the Company's stock was publicly traded) and 0.1% (for options granted prior to when the Company's stock was publicly traded) in 1999; risk-free interest rate of 5.7% and 5.7%; and expected lives of approximately three years for all plan options.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================

                    Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                    Years ended March 31,                                    2000              1999
                    -----------------------------------------------------------------------------------
                    Net loss allocable to common shareholders:
                         As reported                                    $   (7,241,400)   $  (1,015,900)
                    ===================================================================================
                         Pro forma                                      $   (8,280,500)   $  (1,069,100)
                    ===================================================================================
                    Basic loss per share:
                         As reported                                    $        (0.88)   $       (0.14)
                    ===================================================================================
                         Pro forma                                      $        (1.01)   $       (0.15)
                    ===================================================================================

10. Major Customers For 2000, revenues from three customers amounted to 18%,
                    18%, and 13% of net sales, respectively, excluding the revenue from license fees (Note 6). Included in accounts receivable as of March 31, 2000 is $83,400 due from these customers, all of which is reserved. For 1999, revenues from two customers amounted to $72,000, or 79% of net sales, excluding the revenue from license fees (Note 6). Included in accounts receivable as of March 31, 1999 is $5,500 due from these two customers.

11. Statements of   The Company paid $12,700 and $2,500 for interest in 2000 and
    Cash Flows      1999, respectively. The Company paid $800 and $0 for income taxes during 2000 and 1999, respectively.


                    Supplemental Schedule of Non-Cash Investing and Financing
                    Activities:

                    During 2000, the Company accrued dividends to the shareholders of convertible preferred stock in the amount of $120,200.

                    During 2000, the Company purchased equipment in the amount of $35,300 under capital leases.

                    In June 1999, the Company received notes receivable totaling $17,800 for the issuance of treasury stock.

                                                                    inChorus.com
                                              (formerly known as Softlink, Inc.)

                                      Notes to Consolidated Financial Statements

================================================================================


                    During 2000, the Company recorded deemed interest in the amount of $1,298,400, relating to a beneficial conversion feature of a convertible note payable.

                    During 2000, the Company recorded deemed dividends of $972,600, relating to beneficial conversion prices of its preferred stock.

                    During the year ended March 31, 1999, the Company received notes receivable totaling $4,976,300 for the sale of common stock. Of this amount, $973,900 in notes receivable were cancelled for the repurchase and retirement of common stock, and $3,186,500 in notes receivable were cancelled for the acquisition of treasury stock. In addition, a note payable amounting to $79,600 was retired through the issuance of treasury stock (Notes 5 and 9).

12. Contingency     The Company is currently under an investigation by the
                    Securities and Exchange Commission. As of the date of this report, the outcome of this investigation is not determinable.

13. Subsequent      In April 2000, a shareholder converted 25 shares of
    Events          preferred stock and accrued dividends into 295,121 shares of common stock.

                    In April 2000, the Company entered into an equity line agreement in which the Company may sell up to $2,000,000 in common stock during the first draw down period, up to $3,000,000 in common stock during the second draw down period, and up to $500,000 in common stock during subsequent draw down periods, with the total amount sold in all draw down periods not to exceed $5,000,000. In connection with the equity line, the Company issued warrants to purchase 100,000 shares of common stock, exercisable immediately, at 120% of the closing bid price of the Company's common stock on the trading day immediately prior to the closing date, and expiring April 2003.

                    In June 2000, a shareholder converted 16 shares of preferred stock and accrued dividends into 269,162 shares of common stock.