Form 10QSB
period 2000-06-30
INCHORUS COM
filed 2000-08-14
CIK 1094641

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

       Registrant's telephone number, including area code: (408) 566-6000


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 1, 2000, registrant had 11,084,616 shares of common stock, $.001 par value per share outstanding and 113 shares of preferred stock, $.001 par value per share outstanding.

                                 INCHORUS.COM

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements                                          1

              Consolidated Balance Sheets                                   1

              Consolidated Statements of Operations                         3

              Consolidated Statements of Cash Flows                         4

              Notes to Consolidated Financial Statements (unaudited)        5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk   17

PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                            17

   Item 2.    Changes in Securities and Use of Proceeds                    18

   Item 3.    Defaults Upon Senior Securities                              19

   Item 4.    Submission of Matters to a Vote of Security Holders          19

   Item 5.    Other Information                                            19

   Item 6.    Exhibits and Reports on Form 8-K                             19

SIGNATURES

EXHIBIT 27.1

PART I. FINANCIAL INFORMATION

                                                     Consolidated Balance Sheets
================================================================================

                                                      June 30,        March 31,
                                                       2000             2000
--------------------------------------------------------------------------------
                                                    (Unaudited)
Assets

Current Assets:
     Cash and cash equivalents                      $   445,700      $ 1,995,900
     Due from related party                             789,300          700,000
     Accounts receivable, net of allowance for
      doubtful accounts of $550,900 and $672,200        140,300            1,400
     Inventories                                         82,300           98,100
     Prepaid expenses and other current assets          196,000          154,600
--------------------------------------------------------------------------------

Total Current Assets                                  1,653,600        2,950,000

Property and Equipment, net                             163,800          157,000
Investments                                             149,200               --
Deposits and Other Assets                               162,400          181,600
--------------------------------------------------------------------------------

                                                    $ 2,129,000      $ 3,288,600
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     Consolidated Balance Sheets
================================================================================

                                                   June 30,           March 31,
                                                     2000               2000
--------------------------------------------------------------------------------
                                                 (Unaudited)
Liabilities and Stockholders' Deficiency

Current Liabilities:
     Accounts payable                           $    349,700      $     524,300
     Accrued liabilities                             333,400            207,000
     Deferred revenue                                772,300            734,700
     Obligations under capital lease,
        current portion                                6,100              6,800
-------------------------------------------------------------------------------
Total Current Liabilities                          1,461,500          1,472,800

Convertible notes payable                          1,899,000          1,878,800
Obligations under capital lease,
     net of current portion                           32,000             25,900
-------------------------------------------------------------------------------
Total Liabilities                                  3,392,500          3,377,500
-------------------------------------------------------------------------------
Commitments, Contingencies and Subsequent
     Events

Stockholders' Deficiency:
     Preferred stock, $0.001 par value;
          1,000,000 shares authorized;
          118 and 159 shares issued and
          outstanding                                936,800          1,264,400
     Common stock, $0.001 par value;
          59,000,000 shares authorized;
          10,955,997 and 10,261,714 shares
          issued and outstanding                      11,000             10,300
     Additional paid-in capital                    7,983,900          7,542,100
     Accumulated deficit                         (10,177,400)        (8,887,900)
-------------------------------------------------------------------------------
                                                  (1,245,700)           (71,100)
Less: Notes receivable                               (17,800)           (17,800)
-------------------------------------------------------------------------------
Total Stockholders' Deficiency                    (1,263,500)           (88,900)
-------------------------------------------------------------------------------
                                                $  2,129,000     $    3,288,600
===============================================================================
                    See accompanying notes to consolidated financial statements.


                                           Consolidated Statements of Operations
================================================================================

                                                      Three Months Ended
                                                           June 30,
                                               ---------------------------------
                                                     2000            1999
--------------------------------------------------------------------------------
                                                 (Unaudited)      (Unaudited)
Revenue:
License Fee Revenue, including $250,000
     from related party for quarter ended
     June 30, 2000                            $     262,500      $   153,100
Product and Service Revenue, including
     $56,300 from related party for quarter
     ended June 30, 2000                            140,800          171,500
--------------------------------------------------------------------------------
Total Revenue                                 $     403,300      $   324,600
--------------------------------------------------------------------------------
Cost of Sales                                        88,300           57,000
--------------------------------------------------------------------------------
Gross Profit                                        315,000          267,600
--------------------------------------------------------------------------------
Operating Expenses:
     Research and development                       321,900          187,500
     Sales and marketing                            620,800          232,600
     General and administrative                     563,300          403,100
--------------------------------------------------------------------------------
Total Operating Expenses                          1,506,000          823,200
--------------------------------------------------------------------------------
Loss From Operations                             (1,191,000)        (555,600)
--------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                 14,300              900
     Interest expense                               (62,700)              --
     Other                                               --           (7,200)
--------------------------------------------------------------------------------
Total Other Expense                                 (48,400)          (6,300)
--------------------------------------------------------------------------------
Loss Before Provision for Income Taxes           (1,239,400)        (561,900)

Provision for Income Taxes                           25,800              800
--------------------------------------------------------------------------------
Net Loss                                      $  (1,265,200)     $  (562,700)
Preferred Stock Dividends                           (24,200)              --
--------------------------------------------------------------------------------
Net Loss Available to Common Shareholders        (1,289,400)        (562,700)
================================================================================
Basic and diluted loss per share              $       (0.12)     $     (0.07)
================================================================================
Basic and diluted weighted-average common
     shares outstanding                          10,533,300        7,803,700
================================================================================
                    See accompanying notes to consolidated financial statements.


                                                          Consolidated Statements of Cash Flows
===============================================================================================
                                                                      Three Months Ended
                                                                            June 30,
                                                                -------------------------------
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
                                                                 (Unaudited)        (Unaudited)

Cash Flows From Operating Activities:
     Net loss                                                   $(1,265,200)       $  (562,700)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation                                               24,300              5,100
          Allowance for doubtful accounts                          (121,300)             2,200
          Amortization of notes payable discount                     27,400                 --
          Compensation relating to stock options issued                  --            205,000
          Compensation relating to stock issued for services         17,500                 --
          Changes in current operating assets and liabilities:
               Accounts receivable                                  (17,600)          (318,700)
               Due from related party                               (89,300)                --
               Inventories                                           15,800            (33,500)
               Prepaid expenses and other current assets            (41,400)           (50,300)
               Accounts payable                                    (174,600)            56,200
               Accrued liabilities                                  126,400             20,900
               Deferred revenue                                      37,600             12,700
-----------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                            (1,460,400)          (663,100)
-----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Payments to acquire property and equipment                     (31,100)           (53,000)
     Deposits and other assets                                     (130,000)           (15,200)
-----------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                              (161,100)           (68,200)
-----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
     Principal payments on capital lease obligations                 (1,900)                --
     Proceeds from note payable to shareholder                           --            100,000
     Proceeds from issuance of treasury stock                            --            380,000
     Proceeds from exercise of stock options                         73,200                 --
-----------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                            71,300            480,000
-----------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                        (1,550,200)          (251,300)

Cash and Cash Equivalents, beginning of period                    1,995,900            307,500
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                        $   445,700        $    56,200
===============================================================================================
                                   See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

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

2.  Summary of Significant Accounting Policies

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

3.  Reclassifications

    Certain 2000 and 1999 amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the present period presentation.

4.  License Agreement

    In March 2000, the Company entered into a license agreement with a Japanese company, which gives the licensee an exclusive right in Japan to develop and market the Company's inChorus Pro technology through March 31, 2003. Under the license agreement, the licensee is to pay an aggregate of $1,000,000, provided that the Company has delivered both the English and

Japanese versions of inChorus Pro. The English version was delivered upon inception of the agreement and the Japanese version was delivered in May 2000. Additionally, the Company invested $150,000 in the licensee in June 2000. The investment is carried at its original cost in the balance sheet as of June 30, 2000. No revenue from this agreement had been recognized as of March 31, 2000. Revenue of $250,000 has been recognized and collected as of June 30, 2000. Amounts receivable on the contract of $789,300 and $700,000 at June 30, and March 31, 2000, respectively, are included in Due from Related Party and are offset by $772,300 and $734,700 in Deferred Revenue at June 30 and March 31, 2000.

5.  Stockholders' Deficiency

    During the three months ended June 30, 2000, a shareholder converted an aggregate of 41 shares of preferred stock and accrued preferred stock dividends of $24,200 into 564,283 shares of common stock.

6.  Subsequent Events

    In July 2000, a shareholder converted five shares of preferred stock and accrued dividends into 141,299 shares of common stock.

   In July 2000, the holder of the convertible note payable made a claim for the issuance of common stock with a value of $40,000 as damages for the late filing of a registration statement.

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

Overview

     We provide rich media email message creation solutions and software that bring life to online communications with voice, sound, animation and graphics. We develop and market software products that use our proprietary technology to allow businesses and consumers to communicate through text, voice, sound, annotation and animation.

     We were incorporated in November 1995 as Softlink, Inc., a California corporation ("Softlink California") and shipped our first product, eMail VOICELink, in August 1997. For the period from inception through December 1997, our revenue was minimal and our operating activities related primarily to the development of our infrastructure and our first products.

     In March 1998, we entered into a reorganization with Draco Technologies, Inc., a Nevada corporation. Under the reorganization, our stockholders received approximately 0.6745344 shares of common stock of Draco Technologies, Inc. in exchange for each of their shares of Softlink California, and Softlink California became a wholly-owned subsidiary of Draco. Draco then changed its name to Softlink, Inc. In February 2000, we changed the name of both corporations to "inChorus.com".

     We began the marketing and promotion of our products when we introduced our second product, PowerLink, a precursor of eMail inChorus.com, in November 1997.

Beginning in 1998, we also focused on recruiting personnel and raising capital.

     To date, a significant portion of our revenues have been derived from the licensing of our products. We are attempting to increase sales of our software and related services to complement our licensing revenue; however, we believe that it is too early to determine whether this business model will be successful in the future.

     We have also broadened our business in 2000 by offering turnkey multimedia email services. These services will transfer to us the responsibility for constructing and disseminating multimedia messages on behalf of our customers. We compete against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We have devoted significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services. Once commenced, these actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

     As we were founded in November 1995 and commercially released version 1.0 of our first product, eMail VOICELink, in August 1997, we have a limited operating history. As such we face all of the risks and uncertainties encountered by early stage companies such as the need to establish our credibility with customers, advertising and other service providers, and prospective strategic partners. There can be no assurance that we will be able to overcome some of these obstacles; if we do not, we may be unable to achieve our business goals and raise sufficient capital to expand our business.

Results Of Operations

Three Months Ended June 30, 2000, Compared With Three Months Ended June 30, 1999

     Net sales for the three months ended June 30, 2000, were $403,300, compared to net sales of $324,600 for the three months ended June 30, 1999. The increase reflects expanded licensing fees for our inChorus product and related services offset by a decrease in our product sales. In the three months ended June 30, 2000, $262,500 of our revenue consisted of licensing revenue and $140,800 was derived from sales of products and services, as compared to licensing revenue of $153,100 and product revenue of $171,500 for the three months ended June 30, 1999. Cost of sales increased to $88,300 for the three months ended June 30, 2000, from $57,000 for the comparable period in 1999, due to increased production of our products.

     Operating expenses increased to $1,506,000 for the three months ended June 30, 2000, compared to $823,200 for the three months ended June 30, 1999. The increase was comprised of growth in all components of our operating expenses, including research and development expenses, sales and marketing and general and administrative expenses. Research and development expenditures increased to $321,900 for the three months ended June 30, 2000, compared to $187,500 for the three months ended June 30, 1999, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. Sales and marketing expenses increased to $620,800 in the three months ended June 30, 2000, compared to $232,600 for the comparable period in 1999, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included the hiring of 3 additional sales personnel and participation in trade shows. General and administrative expenses increased to $563,300 for the three months ended June 30, 2000, compared to $403,100 for the three months ended June 30, 1999, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities.

     Our interest income increased to $14,300 for the three months ended June 30, 2000, compared to $900 for the three months ended June 30, 1999. The increase was due to interest earned on increased cash deposits. Interest expense equaled $62,700 for the three months ended June 30, 2000, due to interest accrued on our 8% convertible debentures. No interest expense was incurred during the three months ended June 30, 1999.

     As a result of these factors, we incurred a net loss of $1,265,200 for the three months ended June 30, 2000, compared to a net loss of $562,700 for the three months ended June 30, 1999.

Liquidity and Capital Resources

     Our working capital requirements have been financed over the past two years through private placements of common and preferred stock and, to a lesser extent, from borrowings from principal stockholders. In the years ended March 31, 2000 and 1999, financing activities, principally private placements, generated $5,191,700 and $1,363,000, respectively, of cash. In the three months ended June 30, 2000, financing activities generated $73,000 (all from the exercise of stock options), as compared to $480,000 in cash generated by our financing activities in the three months ended June 30, 1999. As of June 30, 2000, we had approximately $445,700 in cash and cash equivalents, an increase from $56,200 of cash and cash equivalents at June 30, 1999, but a decrease from the $1,995,900 of cash and cash equivalents at March 31, 2000. Cash and cash equivalents at June 30, 2000, reflected the amount remaining from the proceeds from our sale of 8% convertible debentures in March 2000. Our accounts receivable (net allowance for doubtful accounts of $550,900) equaled $929,600 at June 30, 2000, as compared to $701,400 at March 31, 2000, (net of an allowance of $672,200 for doubtful accounts). Included in the doubtful account allowance for the three months ended June 30, 2000, is a reserve of $550,000 for NIC.

     In the three months ended June 30, 2000, our operating activities utilized $1,476,000 in cash, as compared to the utilization of $663,100 in cash for operating activities for the comparable period in 1999. The increase in our operating activities expenditure for the three month period ended June 30, 2000, as compared to the three month period ending June 30, 1999, was due to the expansion of our operations as a component of our business growth. Investing activities utilized $145,500 of cash during the three month period ended June 30, 2000, compared to the $68,200 utilized for investing activities during the same 1999 period. The increase in investing activities was due to the availability of funds from the sale of our 8% convertible debentures in March 2000. For more information, please see the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Effective April 24, 2000, we entered into an equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. This agreement allows us to sell, from time to time, through April 24, 2001, up to $5,000,000 of our common stock. We also issued warrants to purchase 50,000 shares of our common stock, with an exercise price of $1.50 per share, to each of Plumrose Holdings, Ltd. and WEC Global Telecom Ltd., for a total of 100,000 shares of our common stock, in connection with this transaction.

     Our independent certified public accountants have issued a report on our audited financial statement for the year ended March 31, 2000 with an explanatory paragraph regarding our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or refinancing as may be required, and ultimately upon our ability to attain profitability.

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

     We believe that our current cash and cash equivalents plus existing financing commitments and anticipated cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into fourth quarter 2000. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Impact of the Year 2000

     In our previous filings with the Securities and Exchange Commission, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of Year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems resulting from Year 2000 issues, either with our own internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

     The forward-looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those discussed below.

Risks Related to Our Operations

We have a history of losses, and we expect losses for the foreseeable future.

     Since our inception in November 1995, we have incurred substantial losses. Our net loss equaled $1,265,200 for the three months ended June 30, 2000, and approximately $6,148,600 for the year ended March 31, 2000. As of June 30, 2000, we had an accumulated deficit of $10,177,400.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products and services will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

     The report of BDO Seidman, LLP on our consolidated financial statements for the year ended March 31, 2000, contains an explanatory paragraph indicating that our accumulated deficit and net losses raise substantial doubt about our ability to continue as a going concern. This going concern qualification may adversely affect the perception of inChorus by our prospective customers and suppliers, as well as by the financial community.

Our revenues currently depend on one product family.

     To date, we have generated nearly all of our revenues from our eMail VOICELink and eMail inChorus family of products. We expect that our current eMail VOICELink and eMail inChorus family of software products and software products in the future will continue to account for a substantial majority of
our revenues for the foreseeable future   Therefore, our future financial
performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of eMail VOICELink and eMail inChorus and of related new products and services that we may develop. We cannot assure you that we will be successful in upgrading eMail VOICELink and eMail inChorus or that we will successfully develop new products and services, or that any new product or service will achieve market acceptance. For more information on the sources of our revenues, please see the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our revenues are also dependent on licensing revenue from one major licensing customer.

     For the years ended March 31, 2000 and 1999, approximately $153,100 and $640,000, respectively, or 22.5% and 87.5%, respectively, of our net sales were derived from licensing revenue from one customer, NIC Ltd. In addition, we had net accounts receivable from NIC Ltd. of $479,900 and $421,900 at March 31, 2000 and March 31, 1999, respectively. As of March 31, 2000, we increased the allowance for doubtful accounts to $672,200, fully reserving the unpaid balance of the NIC receivable. The loss of this customer, or the inability to collect in full the receivable from this customer could have a material and adverse effect on our business, results of operations or financial condition. Although we are seeking to increase our sales of software products, we expect that a substantial majority of our revenues for the foreseeable future will be derived from the licensing of our software products.

We have recently experienced greater than estimated retail software returns.

     In the quarter ended March 31, 2000, we experienced greater than estimated returns of our software from retailers. These returns exceeded the amount of revenues from retail software sales during the same quarter. We are currently investigating the reasons for these returns, and believe that they may be due in part to the traditionally higher return rate in the first calendar quarter in the shrinkwrap software industry as distributors and retailers balance their inventory. Returns in the quarter ended June 30, 2000, were significantly lower than those recorded by us in the previous quarter ended March 31, 2000, with $44,000 in returned products, as compared to $455,000, respectively.

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

     Multimedia email is in its very early stages of development. Like many new businesses, it is characterized by rapidly evolving technologies, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services. Businesses and consumers have the option of using other methods of online communication, including video streaming. These methods may receive greater acceptance than our multimedia email model. Multimedia email is also heavily dependent on the success of the Internet, which itself is a relatively new medium with an unpredictable future.

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

     We depend upon the continued services and performance of our executive officers and other key employees, particularly William Yuan, our President and Chief Executive Officer, Johnson Lee, our Chairman, Edmund Leung, our Chief Technical Officer, and Patrick Coan, our Chief Financial Officer. We currently maintain key person life insurance on Messrs. Yuan, Lee and Leung; however, the loss of the services of any of them could materially and adversely affect our business. Competition for qualified personnel in technology is intense and we may not be able to retain or hire necessary personnel.

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

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be or continue to be year 2000 compliant. The failure of these entities to be year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

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

There are dilutive effects of the equity line agreement.

     The sale of stock pursuant to the equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially affected in future periods and the market price of our common stock could be materially and adversely affected. The shares of common stock to be issued under the equity line agreement will be issued at a discount to the then-prevailing market price of the common stock. These discounted sales could have an immediate adverse effect on the market price of the common stock. We have also issued to AMRO International, S.A., Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. warrants to purchase an aggregate of 200,000 shares of our common stock at exercise prices from $1.50 to $3.187 per share. The issuance of shares of common stock under the equity line agreement or upon exercise of these warrants, and the subsequent resale of the common stock would have a further dilutive effect on our common stock and could adversely affect its market price.

The offer and sale of shares of common stock under the private equity line arrangement might violate federal securities laws.

     In a transaction like our sale of common stock to Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. pursuant to the equity line agreement, the issuer of such securities generally may register the resale of securities prior to their issuance if the issuer has completed a valid exempt sale of the securities to the investor, and the investor is at market risk at the time of filing of the registration statement. Because Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might not be deemed to have been at market risk prior to filing of the registration statement, the transaction might not qualify for an exemption from the registration requirements of the Securities Act of 1933. If this transaction is deemed to have violated the Securities Act of 1933, Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. would have the right, for a period of up to one year from the date of its purchase of common stock, to recover the cash it paid or, if it had already sold the stock, sue for damages resulting from its purchase. These damages could equal up to the full $5,000,000 plus interest that Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might purchase under the equity line. If this occurs, our business, results of operations and financial condition would be harmed. In particular, such an occurrence would have a material adverse effect on our liquidity position and our ability to meet short-term obligations and we might not be able to secure alternative financing on favorable terms or at all.

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

     Although as of June 30, 2000, we have experienced no material technical problems related to the year 2000 we are currently assessing any remaining impact of the year 2000 issue on our business and operations. We have not devised a year 2000 contingency plan. The failure of our internal systems, or any material third-party systems, to be year 2000 compliant could have a material and adverse effect on our business, results of operations and financial condition.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In March 2000, we issued 8% convertible debentures in the original principal amount of $2,000,000 to an investor. The debentures are convertible, at the option of the holder, into shares of our common stock at a price per share of $1.75. We also issued to the investor warrants to purchase 100,000 shares of common stock at an exercise price of $3.187 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes.

     In April 2000, we issued warrants to purchase 100,000 shares of common stock in connection with an equity line agreement. The warrants are immediately exercisable at a price of $1.50 per share. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            27.1       Financial Data Schedule

      (b)   Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INCHORUS.COM

Date:  August 14, 2000                               By: /s/ RALPH G. COAN, JR.
                                                         -----------------------

                                                     Ralph G. Coan, Jr.
                                                     Vice President, Finance and
                                                     Chief Financial Officer
                                                     (Principal Accounting and
                                                     Financial Officer)