Form 10QSB
period 2000-09-30
INCHORUS COM
filed 2000-11-20
CIK 1094641

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of September 30, 2000 we had 11,526,310 shares of common stock, $.001 par value per share, outstanding and 105 shares of preferred stock, $.001 par value per share outstanding.

                                  INCHORUS.COM

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements                                           1

              Consolidated Balance Sheets (unaudited)                        1

              Consolidated Statements of Operations (unaudited)              3

              Consolidated Statements of Stockholders Deficiency (unaudited) 4

              Consolidated Statements of Cash Flows (unaudited)              6

              Notes to Consolidated Financial Statements (unaudited)         6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk    19

PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                             19

   Item 2.    Changes in Securities and Use of Proceeds                     20

   Item 3.    Defaults Upon Senior Securities                               20

   Item 4.    Submission of Matters to a Vote of Security Holders           20

   Item 5.    Other Information                                             20

   Item 6.    Exhibits and Reports on Form 8-K                              20

   SIGNATURES

   EXHIBIT 27.1

                                                     Consolidated Balance Sheets

======================================================================================================
                                                                           September 30,    March 31,
                                                                               2000           2000
------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Assets

Current Assets:
     Cash and cash equivalents                                              $  16,200       $1,995,900
     Due from related party                                                    93,400          700,000
     Accounts receivable, net of allowance for doubtful accounts
        of $112,900 and $672,200                                               39,000            1,400
     Inventories                                                               34,200           98,100
     Prepaid expenses and other current assets                                197,000          154,600
------------------------------------------------------------------------------------------------------

Total Current Assets                                                          379,800        2,950,000

Property and Equipment, net                                                   158,700          157,000
Investments                                                                   149,200               --
Deposits and Other Assets                                                     140,200          181,600
------------------------------------------------------------------------------------------------------

                                                                            $ 827,900       $3,288,600
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     Consolidated Balance Sheets

==================================================================================================
                                                                      September 30,     March 31,
                                                                          2000            2000
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Liabilities and Stockholders' Deficiency

Current Liabilities:
   Accounts payable                                                   $    783,700    $   524,300
   Accrued liabilities                                                     386,100        207,000
   Deferred revenue                                                         10,100        734,700
   Convertible notes payable                                             1,919,200             --
   Notes payable to related parties                                         68,500             --
   Obligations under capital lease, current portion                          5,300          6,800
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                3,172,900      1,472,800

Convertible Notes Payable                                                       --      1,878,800
Obligations under capital lease, net of current portion                     30,800         25,900
--------------------------------------------------------------------------------------------------
Total Liabilities                                                        3,203,700      3,377,500
--------------------------------------------------------------------------------------------------
Commitments, Contingencies and Subsequent Events

Stockholders' Deficiency:
   Convertible preferred stock $0.001 par value; 1,000,000
      shares authorized; 105 and 159 shares issued and outstanding         831,800      1,264,400
   Common stock, $0.001 par value; 59,000,000 shares authorized;
      11,526,310 and 10,261,714 shares issued and outstanding               11,500         10,300
   Additional paid-in capital                                            8,129,800      7,542,100
   Accumulated deficit                                                 (11,348,900)    (8,887,900)
--------------------------------------------------------------------------------------------------
                                                                        (2,375,800)       (71,100)

Less: Notes receivable                                                          --        (17,800)
--------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                          (2,375,800)       (88,900)
--------------------------------------------------------------------------------------------------
                                                                      $    827,900    $ 3,288,600
==================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           Consolidated Statements of Operations


                                                                      Three Months Ended            Six Months Ended
                                                                         September 30,                September 30,
                                                                  --------------------------    ---------------------------
                                                                       2000           1999           2000           1999
---------------------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenue:
  License fee revenue, including $750,000 and $1,000,000
   from related party for quarter ended September 30, 2000
   and six months ended September 30, 2000                        $   762,100    $    60,900    $ 1,024,600   $   214,000

  Product and service revenue, including $62,700 and
   $119,000 from related party for quarter ended
   September 30, 2000 and six months ended September 30, 2000         112,900        275,400        253,700       446,900
-------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                         875,000        336,300      1,278,300       660,900
Cost of Sales                                                         121,700        119,000        210,000       176,000
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                          753,300        217,300      1,068,300       484,900
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Research and development                                            279,000        172,000        600,900       359,500
  Sales and marketing                                                 983,800        403,500      1,604,600       636,100
  General and administrative                                          511,900        590,500      1,075,200       993,600
-------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            1,774,700      1,166,000      3,280,700     1,989,200
-------------------------------------------------------------------------------------------------------------------------
Loss From Operations                                               (1,021,400)      (948,700)    (2,212,400)   (1,504,300)
-------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                          --         17,500         14,300        18,400
  Interest expense                                                    (61,600)       (10,400)      (124,300)      (10,400)
  Other                                                                 5,800             --          5,800        (7,200)
-------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                          (55,800)         7,100       (104,200)          800
-------------------------------------------------------------------------------------------------------------------------
Loss Before Provision for Income Taxes                             (1,077,200)      (941,600)    (2,316,600)   (1,503,500)
Provision for Income Taxes                                             75,000         30,100        100,800        30,900
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                                          $(1,152,200)   $  (971,700)   $(2,417,400)  $(1,534,400)
Preferred Stock Dividends                                             (19,300)      (998,900)       (43,500)     (998,900)
-------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                          (1,171,500)    (1,970,600)    (2,460,900)   (2,533,300)
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                  $     (0.10)   $     (0.25)   $     (0.23)  $     (0.32)
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average common shares
 outstanding                                                       11,287,200      7,909,600     10,909,700     7,856,700
-------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                             Consolidated Statements of Stockholders' Deficiency
                                                                     (Unaudited)


                            Preferred Stock               Common Stock        Additional
                          ---------------------     -----------------------    Paid-in       Accumulated      Notes
                          Shares       Amount         Shares       Amount      Capital         Deficit      Receivable     Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, March 31,          159    $ 1,264,400     10,261,714    $ 10,300   $ 7,542,100    $ (8,887,900)    $(17,800)   $  (88,900)
 2000

Issuance of common            --             --         10,000          --        17,300              --           --        17,300
 stock as employee
 bonus
Exercise of common            --             --        120,000         100        73,100              --           --        73,200
 stock options
Dividend in arrears -                        --             --          --        43,600         (43,600)          --            --
 convertible
 preferred stock
Conversion of
 preferred stock and
 accrued                     (54)      (432,600)     1,041,146       1,000       431,600              --           --            --
 dividends to
 common stock
Repurchase and                --             --         (6,550)         --       (17,800)             --       17,800            --
 retirement of common
 stock
Issuance of stock as          --             --        100,000         100        39,900              --           --        40,000
 penalty to investors
Net loss                      --             --             --          --            --      (2,417,400)          --    (2,417,400)

------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30,      105    $   831,800     11,526,310    $ 11,500   $ 8,129,800    $(11,348,900)   $      --   $(2,375,800)
 2000



Six Months Ended September 30,                                                                        2000             1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
     Net loss                                                                                   $   (2,417,400)   $   (1,534,400)
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                    37,800            11,700
       Allowance for doubtful accounts                                                                (559,300)           19,500
       Amortization of notes payble discount                                                            40,400                --
       Compensation relating to stock options issued                                                        --           421,300
       Compensation relating to stock issued for services                                               57,300                --
       Accrued interest on notes receivable                                                                 --            (5,000)
       Changes in current operating assets and liabilities:
         Accounts receivable                                                                           521,700          (536,600)
         Due from related party                                                                        606,600                --
         Inventories                                                                                    63,900           (45,500)
         Prepaid expenses and other current assets                                                     (42,400)          (93,600)
         Accounts payable                                                                              259,400            (7,300)
         Accrued expenses                                                                              179,100           200,200
         Deferred revenue                                                                             (724,600)           72,900
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                                               (1,977,500)       (1,496,800)
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities:
     Payments to acquire property and equipment                                                        (32,300)          (71,800)
     Deposits and other assets                                                                        (107,800)          (22,800)
     Payments for notes receivable                                                                          --          (130,000)
     Proceeds from repayment of notes receivable                                                            --            30,000
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                                 (140,100)         (194,600)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from note payable to shareholder                                                              --           218,300
     Principal payments on notes payable to shareholder                                                     --          (218,300)
     Proceeds from borrowing on notes payable                                                           68,500           120,000
     Principal payment on notes payable                                                                     --          (120,000)
     Principal payments on capital lease obligations                                                    (3,800)             (500)
     Proceeds from issuance of common stock                                                             73,200             1,200
     Proceeds from issuance of preferred stock                                                              --         2,788,700
     Proceeds from issuance of treasury stock                                                               --           380,000
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                                              137,900         3,169,400
------------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                (1,979,700)        1,478,000
Cash and Cash Equivalents, beginning of period                                                       1,995,900           307,500
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                                        $       16,200    $    1,785,500
====================================================================================================================================


                                 See accompanying notes to financial statements.

                         Notes to Financial Statements:

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

2.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

Adoption of New Accounting Pronouncements
-----------------------------------------

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

3.   Reclassifications

     Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the present period presentation.

4.   License Agreement

     In March 2000, the Company entered into a license agreement with a Japanese company, which gives the licensee an exclusive right in Japan to develop and market the Company's inChorus Pro technology through March 31, 2003 (Note 6). Under the license agreement, the licensee is to pay an aggregate of $1,000,000, provided that the Company has delivered both the English and Japanese versions of inChorus Pro. The English version was delivered upon inception of the agreement and the Japanese version was delivered in May 2000. Additionally, the Company invested $149,200 in the licensee in June 2000. The investment is carried at its original cost in the balance sheet as of September 30, 2000. Revenue of $1,000,000 was recognized and collected during the six months ended September 30, 2000. Amounts receivable on the contract of $700,000 as of March 31, 2000, are included in due from related party and are offset by $700,000 in deferred revenue as of March 31, 2000.

5.   Stockholders' Deficiency

     During the six months ended September 30, 2000, shareholders converted an aggregate of 54 shares of preferred stock and accrued dividends into 1,041,146 shares of common stock.

     In July 2000, the Company issued 100,000 shares of common stock with a value of $40,000 to the holder of the convertible note payable as damages for the late filing of a registration statement.

6.   Subsequent Events

     In October 2000, the Company obtained a loan in the amount of $250,000 from the related party described in Note 4. The loan is due October 2003, and is convertible into common stock at $0.34 per share after June 30, 2001. Interest of 6% per annum is due every March 31, and September 30. In connection with this agreement, the Company extended the license agreement through March 31, 2010.

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

     In March 1998, Softlink California entered into a reorganization with Draco Technologies, Inc., a Nevada corporation. Under the reorganization, the stockholders of Softlink California received approximately 0.6745344 shares of common stock of Draco Technologies, Inc. in exchange for each of their shares of Softlink California, and Softlink California became a wholly-owned subsidiary of Draco. Draco then changed its name to Softlink, Inc. In February 2000, we changed our name to "inChorus.com"

     We began the marketing and promotion of our products when we introduced our second product, PowerLink, a precursor of eMail inChorus.com, in November 1997. Beginning in 1998, we also focused on recruiting personnel and raising capital.

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

Results Of Operations

Three Months Ended September 30, 2000, Compared With Three Months Ended September 30, 1999

     Net sales for the three months ended September 30, 2000, were $875,000, compared to net sales of $336,300 for the three months ended September 30, 1999. The increase reflects increased revenue from licensing fees offset by a decrease in revenue from product sales. In the three months ended September 30, 2000, $762,100 of our revenue consisted of licensing revenue and $112,900 was derived from sales of products and services, as compared to licensing revenue of $60,900 and product and service revenue of $275,400 for the three months ended September 30, 1999. Cost of sales increased to $121,700 for the three months ended September 30, 2000, from $119,000 for the comparable period in 1999, due to an increase in our reserve for inventory obsolescence.

     Operating expenses increased to $1,774,700 for the three months ended September 30, 2000, compared to $1,166,000 for the three months ended September 30, 1999. The increase was comprised of growth in both research and development expenses and sales and marketing costs.

Research and development expenditures increased to $279,000 for the three months ended September 30, 2000, compared to $172,000 for the three months ended September 30, 1999, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. Sales and marketing expenses increased to $983,800 in the three months ended September 30, 2000, compared to $403,500 for the comparable period in 1999, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. General and administrative expenses decreased to $511,900 for the three months ended September 30, 2000, compared to $590,500 for the three months ended September 30, 1999. The decrease reflects audit and legal fees incurred in 1999 for the first time audit of our financial statements as well as compensation relation to common stock options during the three months ended September 30, 1999.

     No interest income was accrued during the three months ended September 30, 2000, compared to $17,500 for the three months ended September 30, 1999. Interest expense equaled $61,600 for the three months ended September 30, 2000, due to interest accrued on our 8% convertible debentures and amortization of the related discount. Interest expense equaled $10,400 for the three months ended September 30, 1999.

     As a result of these factors, we incurred a net loss of $1,152,200 for the three months ended September 30, 2000, compared to a net loss of $971,700 for the three months ended September 30, 1999.

Six Months Ended September 30, 2000, Compared With Six Months Ended September 30, 1999

     Net sales for the six months ended September 30, 2000, were $1,278,300, compared to net sales of $660,900 for the six months ended September 30, 1999. The increase reflects increased revenue from licensing fees offset by a decrease in revenue from product sales. In the six months ended September 30, 2000, $1,024,600 of our revenue consisted of licensing revenue and $253,700 was derived from sales of products and services, as compared to licensing revenue of $214,000 and product and sales revenue of $446,900 for the six months ended September 30, 1999. Cost of sales increased to $210,000 for the six months ended September 30, 2000, from $176,000 for the comparable period in 1999, due to an increase in our reserve for inventory obsolescence.

     Operating expenses increased to $3,280,700 for the six months ended September 30, 2000, compared to $1,989,200 for the six months ended September 30, 1999. The increase was comprised of growth in all components of our operating expenses. Research and development expenditures increased to $600,900 for the six months ended September 30, 2000, compared to $359,500 for the six months ended September 30, 1999, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. Sales and marketing expenses increased to $1,604,600 in the six months ended September 30,

2000, compared to $636,100 for the comparable period in 1999, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. General and administrative expenses increased to $1,075,200 for the six months ended September 30, 2000, compared to $993,600 for the six months ended September 30, 1999, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities.

     Interest income equaled $14,300 for the six months ended September 30, 2000, due to interest earned on cash deposits, compared to $18,400 for the six months ended September 30, 1999. Interest expense equaled $124,300 for the six months ended September 30, 2000, due to interest accrued on our 8% convertible debentures and amortization of the related discount. Interest expense equaled $10,400 for the six months ended September 30, 1999.

     As a result of these factors, we incurred a net loss of $2,417,400 for the six months ended September 30, 2000, compared to a net loss of $1,534,400 for the six months ended September 30, 1999.

Liquidity and Capital Resources

     Our working capital requirements have been financed over the past two years through private placements of common and preferred stock and, to a lesser extent, from borrowings from principal stockholders. In the years ended March 31, 2000 and 1999, financing activities, principally private placements, generated $5,191,700 and $1,363,000, respectively, of cash. In the six months ended September 30, 2000, financing activities generated $137,900, as compared to $3,169,400 in cash generated by our financing activities in the six months ended September 30, 1999. This decline in financing activity, combined with the increased utilization of cash for our operating activities, has resulted in a severe capital shortfall. As of September 30, 2000, we had approximately $16,200 in cash and cash equivalents, a decrease from $1,785,500 of cash and cash equivalents at September 30, 1999, and a decrease from the $1,995,900 of cash and cash equivalents at March 31, 2000. Our accounts receivable (net allowance for doubtful accounts of $112,900) equaled $132,400 at September 30, 2000, as compared to $701,400 at March 31, 2000, (net of an allowance of $672,200 for doubtful accounts). Included in the allowance for the doubtful accounts at March 31, 2000 is a reserve of $479,900 for NIC Ltd. During the six months ended September 30, 2000, we wrote off the entire amount due from NIC Ltd. and the related allowance for doubtful accounts.

     In the six months ended September 30, 2000, our operating activities utilized $1,977,500 in cash, as compared to the utilization of $1,496,800 in cash for operating activities for the comparable period in 1999. The increase in our operating activities expenditures for the six month period ended September 30, 2000, as compared to the six month period ending September 30, 1999, was due to the expansion of our operations as a component of our business growth. Investing activities utilized $140,100 of cash during the six month period ended September 30, 2000, compared to the $194,600 utilized for investing activities during the same 1999 period. The decrease in investing activities was due to our limited availability of funds.

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

     Effective April 24, 2000, we entered into an equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. This agreement allows us to sell, from time to time, through April 24, 2001, up to $5,000,000 of our common stock. Because of the trading price of our common stock and its trading volume and because of specific restrictions on the amount of money that can be drawn down, we have been unable to draw capital from this equity line and may not be able to for the foreseeable future. We also issued warrants to purchase 50,000 shares of our common stock, with an exercise price of $1.50 per share, to each of Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. in connection with this transaction. To date, no shares of common stock have been sold under this agreement.

     Our independent certified public accountants have issued a report on our audited financial statements for the year ended March 31, 2000 with an explanatory paragraph regarding our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing or refinancing as may be required, and ultimately upon our ability to attain profitability.

     As indicated above, we are currently experiencing a severe capital shortfall. We believe that our current cash and cash equivalents plus existing financing commitments and anticipated cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures only through the remainder of November 2000. We are presently discussing certain strategic alternatives, such as private placements, licensing transactions, debt arrangements and business combinations, with various parties. There can be no assurance that any of these alternatives will succeed in generating the capital required to sustain our operations.

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

Risks Related to Our Operations

We need significant capital to continue our operations.

     As indicated above, we are currently experiencing a severe capital shortfall. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operation through the end of November 2000. We need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. We are currently attempting to identify prospective investors with respect to financing; however, we have not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations. Such inability could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

We have a history of losses, and we expect losses for the foreseeable future.

     Since our inception in November 1995, we have incurred substantial losses. Our net loss equaled approximately $2,417,400 for the six months ended September 30, 2000, and approximately $6,148,600 for the year ended March 31, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $11,348,900.

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

     For the six months ended September 30, 2000, approximately $1,143,600 or 97.9% of our net sales were derived from licensing revenue from one customer, eNews. In addition, we had net accounts receivable from eNews of $93,400 and $700,000 at September 30, 2000 and March 31, 1999, respectively. The loss of this customer, or the inability to collect in full the receivable from this customer could have a material and adverse effect on our business, results of operations or financial condition.

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

We intend to grow rapidly, and effectively managing our growth may be difficult.

     In order to execute our business plan, we must grow significantly by expanding our product line and hiring new employees. This growth will strain our management, resources and systems. Our ability to compete effectively and manage future growth, if any, will require us to implement and improve our operational, financial and management information systems on a timely basis and to attract, hire, train and retain additional personnel. If we cannot effectively manage our growth, our business could be harmed.

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

There are dilutive effects of our equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd.

     The sale of stock pursuant to our equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. will have a dilutive impact on our stockholders. As a result, our net income or loss per share could be materially affected in future periods and the market price of our common stock could be materially and adversely affected. The shares of common stock to be issued under the equity line agreement will be issued at a discount to the then-prevailing market price of the common stock. These discounted sales could have an immediate adverse affect on the market price of the common stock. We have also issued to AMRO International, S. A., Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. warrants to purchase an aggregate of 200,000 shares of our common stock at exercise prices from $1.50 to $3.187 per share. The issuance of shares of common stock under the equity line agreement or upon exercise of these warrants, and the subsequent resale of the common stock would have a further dilutive effect on our common stock and could adversely affect its market price. The shares of common stock under the equity line agreement and underlying the warrants have been registered pursuant to our registration statement on Form SB-2 (File No. 333-39534), which was declared effective by the Securities and Exchange Commission on August 11, 2000.

The offer and sale of shares of common stock under our private equity line arrangement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might violate federal securities laws.

     In a transaction like our sale of common stock to Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. pursuant to our equity line agreement, the issuer of such securities generally may register the resale of securities prior to their issuance if the issuer has completed a valid exempt sale of the securities to the investor, and the investor is at market risk at the time of filing of the registration statement. Because Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might not be deemed to have been at market risk prior to filing of the registration statement, the transaction might not qualify for an exemption from the registration requirements of the Securities Act of 1933. If this transaction is deemed to have violated the Securities Act of 1933, Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. would have the right, for a period of up to one year from the date of its purchase of common stock, to recover the cash it paid or, if it had already sold the stock, sue for damages resulting from its purchase. These damages could equal up to the full $5,000,000 plus interest that Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. might purchase under the equity line. If this occurs, our business, results of operations and financial condition would be harmed. In particular, such an occurrence would have a material adverse effect on our liquidity position and our ability to meet short-term obligations and we might not be able to secure alternative financing on favorable terms or at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                            PART II OTHER INFORMATION

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

     In connection with the private order, the SEC has issued a subpoena duces tecum to which we have responded. On January 7, 2000, the SEC issued subpoenas compelling the testimony of Mr. Johnson Lee, a member of our board of directors and our Chairman, Mr. William Yuan, a member of our board of directors and our Chief Executive Officer and Mr. Edmund Leung, a member of our board of directors and our Chief Technical Officer and Secretary. All of these individuals complied with the subpoenas and are cooperating with the SEC in connection with this matter. Additional testimony of Mr.

Johnson Lee and Mr. William Yuan had been scheduled to be taken the week of September 18, 2000, but have been adjourned by the SEC staff without an adjourned date at this time.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     To date, we have not paid the interest due on our 8% convertible debentures and thus, are technically in default under the debentures.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          27.1    Financial Data Schedule

     (b) Reports on Form 8-K.

     We filed a current Report on Form 8-K on October 25, 2000 to disclose that, on October 13, 2000, we terminated nine of our employees in order to reduce operating expenses to bring them more in line with revenues.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INCHORUS.COM

Date:  November 20, 2000              By: /s/ Ralph G. Coan, Jr.
                                          ----------------------
                                      Ralph G. Coan, Jr.
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer)