Form 10QSB
period 2000-12-31
INCHORUS COM
filed 2001-02-20
CIK 1094641

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  December  31,  2000

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of February 14, 2001, we had 20,365,987 shares of common stock, $.001 par value per share, outstanding and 102.5 shares of preferred stock, $.001 par value per share, outstanding.

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

  SIGNATURES

                        PART I     FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                 Consolidated Balance Sheets

=========================================================================================
                                                                 December 31,   March 31,
                                                                    2000          2000
-----------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $       4,700  $1,995,900
  Due from related party                                                   --     700,000
  Accounts receivable, net of allowance for doubtful accounts
    of $112,900 and $672,200                                           25,600       1,400
  Inventories                                                          18,800      98,100
  Prepaid expenses and other current assets                           193,100     154,600
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  242,200   2,950,000

PROPERTY AND EQUIPMENT, net                                           144,200     157,000
INVESTMENTS                                                           149,200
DEPOSITS AND OTHER ASSETS                                              17,300     181,600
-----------------------------------------------------------------------------------------



                                                                $     552,900  $3,288,600
=========================================================================================
                            See accompanying notes to  consolidated financial statements.

                                                 Consolidated Balance Sheets

=========================================================================================
                                                             DECEMBER 31,    March 31,
                                                                 2000           2000
----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                          $   1,011,700   $   524,300
  Accrued liabilities                                             773,100       207,000
  Deferred revenue                                                     --       734,700
  Convertible notes payable                                     1,939,400            --
  Notes payable to related parties                                276,400            --
  Obligations under capital lease, current portion                  8,800         6,800
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                       4,009,400     1,472,800

CONVERTIBLE NOTES PAYABLE                                              --     1,878,800
OBLIGATIONS UNDER CAPITAL LEASE, net of current portion            25,400        25,900
----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               4,034,800     3,377,500
----------------------------------------------------------------------------------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' DEFICIENCY:
  Convertible preferred stock $0.001 par value; 1,000,000
    shares authorized; 102.5 and 159.0 shares issued and
    outstanding                                                   815,100     1,264,400
  Common stock, $0.001 par value; 59,000,000 shares
    authorized; 15,363,487 and 10,261,714 shares issued
    and outstanding                                                15,400        10,300
  Additional paidcapital                                        8,333,600     7,542,100
  Accumulated deficit                                         (12,646,000)   (8,887,900)
----------------------------------------------------------------------------------------

                                                               (3,481,900)      (71,100)

Less: Notes receivable                                                 --       (17,800)
----------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                 (3,481,900)      (88,900)
----------------------------------------------------------------------------------------
                                                            $     552,900   $ 3,288,600
=========================================================================================
                            See accompanying notes to  consolidated financial statements.

                                                                      Consolidated Statements of Operations

====================================================================================================================
                                                               Three Months Ended               Nine Months Ended
                                                                   December 31,                    December 31,
                                                             --------------------------  ---------------------------
                                                                  2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                                                         (As Revised
                                                                                                         See Note 3)
REVENUE:
  License fee revenue, including $1,000,000
    from related party for
    nine months ended December 31, 2000                      $         -   $    79,800   $ 1,024,600   $   293,800
  Product and service revenue, including $3,100 and
    $122,100 from related party for quarter ended
    December 31, 2000 and nine months ended
    December 31, 2000                                            154,500       206,700       408,200       653,600
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    154,500       286,500     1,432,800       947,400
COST OF SALES                                                     67,200       203,200       277,200       379,200
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      87,300        83,300     1,155,600       568,200
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                                       255,200       315,600       856,100       675,100
  Sales and marketing                                            501,400     1,055,900     2,106,000     1,692,000
  General and administrative                                     543,100       506,600     1,618,300     1,500,200
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                       1,299,700     1,878,100     4,580,400     3,867,300
-------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                          (1,212,400)   (1,794,800)   (3,424,800)   (3,299,100)
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                                                  2,000        41,800        16,300        60,200
  Interest expense                                               (68,000)         (300)     (192,300)      (10,700)
  Other                                                                --          600         5,800        (6,600)
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                     (66,000)       42,100      (170,200)       42,900
-------------------------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                        (1,278,400)   (1,752,700)   (3,595,000)   (3,256,200)

PROVISION FOR INCOME TAXES                                           --          4,100       100,800        35,000
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                     $(1,278,400)  $(1,756,800)  $(3,695,800)  $(3,291,200)

PREFERRED STOCK DIVIDENDS                                        (18,700)      (52,500)      (62,300)   (1,051,400)
-------------------------------------------------------------------------------------------------------------------
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS                     (1,297,100)   (1,809,300)   (3,758,100)   (4,342,600)
===================================================================================================================
BASIC AND DILUTED LOSS PER SHARE                             $     (0.11)  $     (0.23)  $     (0.33)  $     (0.55)
===================================================================================================================
BASIC AND DILUTED WEIGHTEDCOMMON
  SHARES OUTSTANDING                                          12,168,600     7,914,800    11,329,700     7,833,000
===================================================================================================================
                                                       See accompanying notes to consolidated financial statements.

                                                                      Consolidated Statements of Stockholders' Deficiency
                                                                                                              (UNAUDITED)
===============================================================================================================================
                                              Preferred Stock        Common Stock       Additional
                                           --------------------  --------------------    Paid-in     Accumulated      Notes
                                           Shares     Amount       Shares     Amount     Capital       Deficit      Receivable
-------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000                    159.0   $1,264,400   10,261,714   $10,300  $7,542,100   $ (8,887,900)  $   (17,800)

Issuance of common stock for services           -            -    1,709,655     1,700     117,600              -             -
Exercise of common stock options                -            -      120,000       100      73,100              -             -
Dividend in arrears - convertible
  preferred stock                               -            -            -    62,300     (62,300)             -             -
Conversion of preferred stock and
  accrued dividends to common stock         (56.5)    (449,300)   1,423,355     1,400     447,900              -             -
Repurchase and retirement of common stock       -            -       (6,550)        -     (17,800)             -        17,800
Issuance of stock as penalty to investors       -            -      100,000       100      39,900              -             -
Conversion of notes payable and accrued
  interest to common stock                      -            -    1,755,313     1,800      68,500         70,300             -
Net loss                                        -            -            -         -           -     (3,695,800)            -
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                 102.5   $  815,100   15,363,487   $15,400  $8,333,600   $(12,646,000)  $         -
===============================================================================================================================

========================================================
                                              Total
--------------------------------------------------------
Balances, March 31, 2000                   $    (88,900)

Issuance of common stock for services           119,300
Exercise of common stock options                 73,200
Dividend in arrears - convertible
  preferred stock                                     -
Conversion of preferred stock and
  accrued dividends to common stock                   -
Repurchase and retirement of common stock             -
Issuance of stock as penalty to investors        40,000
Conversion of notes payable and accrued
  interest to common stock                       70,300
Net loss                                     (3,695,800)
--------------------------------------------------------
Balances, December 31, 2000                $ (3,481,900)
========================================================
See accompanying notes to consolidated financial statements.

                                                                               Statements of Cash Flows

================================================================================================================
Nine Months Ended December 31,                                                            2000          1999
----------------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(3,695,800)  $(3,291,200)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          52,500        19,200
    Allowance for doubtful accounts                                                      (559,300)      474,500
    Amortization of notes payable discount                                                 60,600           --
    Compensation relating to stock options issued                                              --       606,700
    Compensation relating to stock issued for services                                    159,300        20,900
    Accrued interest on notes payable (receivable)                                          1,800       (18,300)
    Changes in current operating assets and liabilities:
      Accounts receivable                                                                 535,100      (536,300)
      Due from related party                                                              700,000           --
      Inventories                                                                          79,300      (112,600)
      Prepaid expenses and other current assets                                           (38,500)     (116,400)
      Accounts payable                                                                    487,400       321,800
      Accrued expenses                                                                    566,100       144,200
      Deferred revenue                                                                   (734,700)       47,200
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (2,386,200)   (2,440,300)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments to acquire property and equipment                                              (32,500)     (114,900)
  Deposits and other assets                                                                15,100       (27,900)
  Payments for notes receivable                                                                --      (130,000)
  Proceeds from repayment of notes receivable                                                  --        80,000
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (17,400)     (192,800)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to shareholder                                                    --       218,300
  Principal payments on notes payable to shareholder                                           --      (218,300)
  Proceeds from borrowing on notes payable                                                344,900       120,000
  Principal payment on notes payable                                                           --      (120,000)
  Principal payments on capital lease obligations                                          (5,700)       (1,000)
  Proceeds from issuance of common stock                                                   73,200         1,200
  Proceeds from issuance of preferred stock                                                    --     2,788,700
  Proceeds from issuance of treasury stock                                                     --       380,000
  Proceeds from exercise of stock options                                                      --         6,100
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 412,400     3,175,000
----------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,991,200)      541,900

CASH AND CASH EQUIVALENTS, beginning of period                                          1,995,900       307,500
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                              $     4,700   $   849,400
================================================================================================================
                                                                 See accompanying notes to financial statements.

Notes  to  Consolidated  Financial  Statements:

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

     2.     Summary  of  Significant  Accounting  Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
     10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

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

     3.     Reclassifications  and  Revisions

     The beneficial conversion feature related to the issuance of preferred stock in August 1999 was inadvertently incorrectly calculated. Net loss allocable to common shareholders has been retroactively restated for the nine months ended December 31, 1999 to reflect a deemed dividend of $972,600, as compared to $403,200 as originally reported. Basic and diluted loss per share for the nine months ended December 31, 2000 is now $0.55, as compared to $0.48 as originally reported.

     Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the present period presentation.

     4.     License  Agreements

     In March 2000, the Company entered into a license agreement with a Japanese company, which gives the licensee an exclusive right in Japan to develop and market the Company's inChorus Pro technology through March 31, 2003 (Note 5). Under the license agreement, the licensee is to pay an aggregate of $1,000,000, provided that the Company has delivered both the English and Japanese versions of inChorus Pro. The English version was delivered upon inception of the agreement and the Japanese version was delivered in May 2000. Additionally, the Company invested $149,200 in the licensee in June 2000. The investment is carried at its original cost in the balance sheet as of December 31, 2000. Revenue of $1,000,000 was recognized and collected during the nine months ended December 31, 2000. Amounts receivable on the contract of $700,000 as of March 31, 2000, are included in due from related party and are offset by $700,000 in deferred revenue as of March 31, 2000.

     In December 2000, the Company entered into a license agreement, which gives the licensee a perpetual, worldwide (except for Japan), non-exclusive license for use of the Company's inChorus Pro software and inChorus' consumer products. Under the license agreement, the licensee is to pay an aggregate of $300,000, provided that the licensed materials have been installed, tested and approved by the licensee. No revenue from this license agreement had been recognized as of December 31, 2000.

     5.   Convertible Notes Payable

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

     6.     Stockholders'  Deficiency

     During the nine months ended December 31, 2000, shareholders converted an aggregate of 56.5 shares of preferred stock and accrued dividends into 1,423,355 shares of common stock.

     In July 2000, the Company issued 100,000 shares of common stock with a value of $40,000 to the holder of the convertible note payable as damages for the late filing of a registration statement.

     During the nine months ended December 31, 2000, the Company issued 1,709.655 shares of common stock with a value of $119,300 for services.

     In December 2000, the Company converted notes payable of $68,500 and accrued interest of $1,800 into 1,755,313 shares of common stock.

     7.     Subsequent  Events

     In January 2001, the Company Issued 450,000 shares of common stock to an officer in lieu of the officer's salary for that month.

     In January 2001, the Company issued an aggregate of 1,800,000 shares of common stock to consultants for services to be performed during January and February 2001.

     In January 2001, the Company issued 2,400,000 shares of common stock and forgave $116,000 of a $151,000 perpetual, non-exclusive software license to a company in exchange for the termination of that company's negotiations with other entities for potential business combinations for a period of 30 days. In connection with this agreement, the Company signed a letter of intent to effect a business combination.

     In February 2001, the Company issued 764,300 shares of common stock in exchange for $50,000 cash and loan forgiveness of $26,400.

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

     We have also broadened our business in 2000 by offering turnkey multimedia email services. These services would transfer to us the responsibility for constructing and disseminating multimedia messages on behalf of our customers. We compete against production and advertising companies in this market, and we may not compete effectively with these current or future service providers based on price, performance or other features. We expect to devote significant engineering, marketing, sales and customer support resources to enhance the competitiveness and cost-effectiveness of these services; however, due to our lack of financial resources, to date we have not devoted substantial resources to this effort. Once commenced, these actions may divert resources from our other products and services and may thus harm our core eMail VOICELink and eMail inChorus business.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

     Revenue for the three months ended December 31, 2000, were $154,500, compared to revenue of $286,500 for the three months ended December 31, 1999. The decrease reflects a decrease in revenue from product and service sales combined with a lack of revenue from licensing fees. We did not receive revenue from licensing fees in the three months ended December 31, 2000, as we focused our licensing efforts upon securing a license agreement for our inChorus Pro product with Click Action. We entered into this agreement in December 2000, and began to recognize revenue from the Click Action license agreement in the fourth quarter of fiscal 2001. See "Liquidy and Capital Resources" below for a summary of the terms of this license agreement. In the three months ended December 31, 1999, $79,800 of our revenue consisted of license fee revenue and $206,700 was derived from sales of products and services. Cost of sales decreased to $67,200 for the three months ended December 31, 2000, from $203,200 for the comparable period in 1999, due to decreased shipments of our consumer voice mail products such as Voice Link Basic and Voice Link Plus.

     Operating expenses decreased to $1,299,700 for the three months ended December 31, 2000, compared to $1,878,100 for the three months ended December 31, 1999. The decrease was comprised of reductions in both research and development expenses and sales and marketing costs, and offset by a slight increase in general and administrative expenses. Research and development expenditures decreased to $255,200 for the three months ended December 31, 2000, compared to $315,600 for the three months ended December 31, 1999, due primarily to our decision to slow the development of new versions of our existing products and the design and development of new products due to financial constraints. Sales and marketing expenses decreased significantly to $501,400 in the three months ended December 31, 2000, compared to $1,055,900 for the comparable period in 1999, also reflecting the lack of funding resources for this component of our operations. During the three months ended December 31, 2000, we continued to fund certain sales and marketing efforts, including participation in trade shows and advertising. General and administrative expenses increased slightly to $543,100 for the three months ended December 31, 2000, compared to $506,600 for the three months ended December 31, 1999. The increase reflects increased rental expenses for our larger facility, which we moved into on January 1, 2000.

     We recognized interest income of $2,000 during the three months ended December 31, 2000, compared to $41,800 for the three months ended December 31, 1999. The decline in interest income was due primarily to a decreased amount of cash and cash equivalents on deposit during the three months ended December 31, 2000. Interest expense equaled $68,000 for the three months ended December 31, 2000, as compared to interest expense of $300 for the three months ended December 31, 1999, due to interest accrued on our 8% convertible debentures and amortization of the related discount in the third quarter of fiscal 2001.

     As a result of these factors, we incurred a net loss of $1,278,400 for the three months ended December 31, 2000, compared to a net loss of $1,756,800 for the three months ended December 31, 1999. After taking into consideration preferred stock dividends of $18,700 for the three months ended December 31, 2000 and $52,500 for the three months ended December 31, 1999, we had a net loss allocable to common shareholders of $1,297,100, or $0.11 per share, for the three months ended December 31, 2000, compared to a net loss allocable to common shareholders of $1,809,300, or $0.23 per share, for the three months ended December 31, 1999.

NINE MONTHS ENDED DECEMBER 31, 2000, COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1999

     Revenues for the nine months ended December 31, 2000, were $1,432,800, compared to revenues of $947,400 for the nine months ended December 31, 1999. The increase reflects increased revenue from licensing fees, offset by a decrease in revenue from product and service sales. In the nine months ended December 31, 2000, $1,024,600 of our revenue consisted of licensing revenue (substantially all of which was received during the six months ended September 30, 2000) and $408,200 was derived from sales of products and services, as compared to licensing revenue of $293,800 and product and sales revenue of $653,600 for the nine months ended December 31, 1999. The decline in product and service revenue was due primarily to decreased sales of our consumer voice mail products. Cost of sales decreased to $277,200 for the nine months ended December 31, 2000, from $379,200 for the comparable period in 1999, due to decreased shipments of our consumer voice mail products such as Voice Link Basic and Voice Link Plus.

     Operating expenses increased to $4,580,400 for the nine months ended December 31, 2000, compared to $3,867,300 for the nine months ended December 31, 1999. The increase was reflected in all components of our operating expenses. Research and development expenditures increased to $856,100 for the nine months ended December 31, 2000, compared to $675,100 for the nine months ended December 31, 1999, due primarily to costs associated with the development of new versions of our existing products and the design and development of new products. As indicated above, substantially all of the increase occurred in the six months ended September 30, 2000; in the three-month period ended December 31, 2000, we reduced spending in virtually all categories of operating expenses due to financial constraints. Sales and marketing expenses increased to $2,106,000 in the nine months ended December 31, 2000, compared to $1,692,000 for the comparable period in 1999, due to expanded marketing efforts for our eMail VOICELink and eMail inChorus software introduced at the end of fiscal 1998. These efforts included hiring additional sales personnel and participation in trade shows. However, as indicated above, these spending increases occurred during the six months ended September 30, 2000, and we subsequently reduced expenses in this category during the three months ended December 31, 2000. General and administrative expenses increased to $1,618,300 for the nine months ended December 31, 2000, compared to $1,500,200 for the nine months ended December 31, 1999, due primarily to the expansion of our infrastructure through the hiring of additional personnel and management and the lease of additional facilities during the nine months ended December 31, 2000.

     Interest income equaled $16,300 for the nine months ended December 31, 2000, due to interest earned on cash deposits, compared to $60,200 for the nine months ended December 31, 1999. The decrease in interest income is due to lower levels of cash deposits in 2000. Interest expense equaled $192,300 for the nine months ended December 31, 2000, due to interest accrued on our 8% convertible debentures and amortization of the related discount. Interest expense equaled $10,700 for the nine months ended December 31, 1999.

     We had a provision for income taxes of $100,800 for the nine months ended December 31, 2000, compared to $35,000 for the nine months ended December 31, 1999. The increase was due to foreign taxes on licensing revenue from iNews, our Japanese license.

     As a result of these factors, we incurred a net loss of $3,695,800 for the nine months ended December 31, 2000, compared to a net loss of $3,291,200 for the nine months ended December 31, 1999. After taking into consideration preferred stock dividends of $62,300 for the nine months ended December 31, 2000 and $1,051,400 for the nine months ended December 31, 1999, we had a net loss allocable to common shareholders of $3,758,100, or $0.33 per share, for the nine months ended December 31, 2000 compared to a net loss allocable to common shareholders of $4,342,600, or $0.55 per share, for the nine months ended December 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our working capital requirements have been financed over the past two years through private placements of common and preferred stock and, to a lesser extent, from borrowings from principal stockholders. In the years ended March 31, 2000 and 1999, financing activities, principally private placements and borrowings, generated $5,191,700 and $1,363,000, respectively, of cash. In the nine months ended December 31, 2000, however, financing activities generated
$412,400 in cash, as compared to $3,175,000 during the nine months ended December 31, 1999.

     Although we have attempted to reduce our operating expenses during the past three months, we used a substantial amount of cash in the nine months ended December 31, 2000. In the nine months ended December 31, 2000, our operating activities utilized $2,386,200 in cash, as compared to the utilization of $2,440,300 in cash for operating activities for the comparable period in 1999. The decrease in our operating activities expenditures primarily reflected our cost-cutting efforts in the three months ended December 31, 2000, offset by increased expenditures in the six month period ended September 30, 2000 for the expansion of our operations. Investing activities utilized $17,400 of cash during the nine-month period ended December 31, 2000, compared to $192,800 utilized for investing activities during the same period in 1999. The decrease in investing activities was due to our limited availability of funds.

     The continued decline in financing activity, combined with the increased utilization of cash for our operating activities, has resulted in a severe capital shortfall. As of December 31, 2000, we had only approximately $4,700 in cash and cash equivalents, a decrease from $1,995,900 of cash and cash equivalents at March 31, 2000. Cash and cash equivalents at December 31, 2000 reflected primarily funds remaining from the proceeds from our sale of 8% convertible debentures in March 2000. Our accounts receivable (net of an allowance for doubtful accounts of $112,900) equaled only $25,600 at December 31, 2000. At March 31, 2000, we had accounts receivable of only $1,400 (net of an allowance of $672,200) and an additional $700,000 due from a related party (offset by deferred revenue from that party). Included in the allowance for the doubtful accounts at March 31, 2000 is a reserve of $479,900 for one of our former customers, NIC Ltd. During the nine months ended September 30, 2000, we wrote off the entire amount due from NIC Ltd. and the related allowance for doubtful accounts.

     We entered into several transactions in the nine months ended December 31, 2000 in an attempt to secure additional financing. In March 2000, we entered into a loan agreement with AMRO International, S.A. for a $2,000,000 bridge loan. The loan is evidenced by convertible debentures bearing interest at the rate of eight percent per annum, which are convertible into shares of our common stock at $1.75 per share. If not converted, the debentures are due and payable on September 30, 2001. In connection with this loan, we issued to AMRO International, S.A. warrants to purchase 100,000 shares of our common stock at an exercise price of $3.187 per share.

     Effective April 24, 2000, we entered into an equity line agreement with Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. This agreement allows us to sell, from time to time, through April 24, 2001, up to $5,000,000 of our common stock. Because of the low trading price of our common stock and its low trading volume and because of specific restrictions on the amount of money that can be drawn down, however, we have been unable to draw capital from this equity line and may not be able to for the foreseeable future. We also issued warrants to purchase 50,000 shares of our common stock, with an exercise price of $1.50 per share, to each of Plumrose Holdings, Ltd. and WEC Global Telecom Ltd. in connection with this transaction. To date, no shares of common stock have been sold under this agreement.

     In October 2000, we obtained a $250,000 loan from iNews, a company with which we had a prior licensing arrangement. This loan is due in October 2003, and is convertible into common stock at a conversion price of $0.34 per share after June 30, 2001. The loan bears interest at the rate of six percent per annum, and interest payments are due every March 31st and September 30th. As a condition to this loan, we extended the term of the above-referenced licensing arrangement through March 31, 2010.

     In January 2001, we issued 2,400,000 shares of our common stock to Internet Marketing Concepts, Inc., a privately held corporation, and forgave $116,000 of $151,000 due from Internet Marketing Concepts, Inc., under a perpetual, worldwide (except for Japan) non-exclusive license to our inChorus Pro product, in consideration of the payment of $35,000 cash and the agreement of CyberRadio.com, Inc. an affiliate of Internet Marketing Concepts, Inc., to refrain from negotiation with third parties for possible business combinations for a period of 30 days. CyberRadio.com, Inc. also agreed to use its best efforts to locate funding in contemplation of a possible merger with us. While CyberRadio.com is currently conducting due diligence, there can be no assurance that any such merger will occur.

     In the fourth quarter of fiscal 2001, we have continued to seek capital. In February 2001 we entered into a letter of agreement and understanding with AMRO International S.A., the holder of our 8% convertible debentures, for up to $500,000 in funding branches of approximately $50,000. We received the first $50,000 on February 16, 2001. There can be no assurance that any successive branches will be funded.

     During the past nine months, we have also attempted to conserve cash by compensating certain of our officers and consultants with common stock. We issued an aggregate of 1,709,655 shares of our common stock, with an aggregate value of $119,300, for such services during the nine months ended December 31, 2000. In addition, we issued an aggregate of 525,000 shares of common stock in January and February 2000 to our Chief Financial Officer in lieu of salary, and issued an aggregate of 1,800,000 shares of common stock to consultants in January 2001 for services to be rendered in January and February 2001.

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

     As indicated above, we are currently experiencing a severe capital shortfall. Our current cash and cash equivalents plus existing financing commitments and anticipated cash generated from operations are currently insufficient to meet our anticipated cash needs for working capital and capital expenditures. In November 2000, we conducted layoffs of all of our employees except for certain management and engineering personnel. We are presently discussing certain strategic alternatives, such as private placements, licensing transactions, debt arrangements and business combinations, with various parties. There can be no assurance that any of these alternatives will succeed in generating the capital required to sustain our operations. In the event that we do not succeed in generating operating capital by May 31, 2001, we may be forced to suspend our operations.

FORWARD-LOOKING  STATEMENTS

     The forward-looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those discussed below.

RISKS  RELATED  TO  OUR  OPERATIONS

WE  NEED  SIGNIFICANT  ADDITIONAL  CAPITAL  TO  CONTINUE  OUR  OPERATIONS.

     As indicated above, we are currently experiencing a critical capital shortfall. Our current cash and cash equivalents plus existing financing commitments and anticipated cash generated from operations are currently insufficient to meet our anticipated cash needs for working capital and capital expenditures. In November 2000, we conducted layoffs of all of our employees except for certain management and engineering personnel. We need to raise additional funds immediately. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. We are currently attempting to identify other prospective investors with respect to financing; however, we have not entered into agreements with any such investors. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we will not be able to fund our operations. Such inability to fund our operations will have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

WE  HAVE  A  HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception in November 1995, we have incurred substantial losses. Our net loss allocable to common shareholders equaled approximately $3,758,100 for the nine months ended December 31, 2000, and approximately $7,241,400 for the year ended March 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $12,646,000.

     We anticipate that in the event we are able to recommence substantial operations in the future, our expenses relating to developing, marketing and supporting current and future products and services will increase substantially. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

     The report of BDO Seidman, LLP on our consolidated financial statements for the year ended March 31, 2000, contains an explanatory paragraph indicating that our accumulated deficit and net losses raise substantial doubt about our ability to continue as a going concern. This going concern qualification may adversely affect the perception of inChorus.com by our prospective customers and suppliers, as well as by the financial community.

OUR  REVENUES  CURRENTLY  DEPEND  ON  ONE  PRODUCT  FAMILY.

     To date, we have generated nearly all of our revenues from our eMail VOICELink and eMail inChorus family of products. We expect that our current eMail VOICELink and eMail inChorus family of software products and services and software products and services in the future will continue to account for a substantial majority of our revenues for the foreseeable future. Therefore, our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of eMail VOICELink, eMail inChorus and in Chorus Pro services and of related new products and services that we may develop. We cannot assure you that we will be successful in upgrading eMail VOICELink, eMail inChorus and in Chorus Pro services or that we will successfully develop new products and services, or that any new product or service will achieve market acceptance. For more information on the sources of our revenues, please see the section of this prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EFFECTIVELY  MANAGING  ANY  FUTURE  GROWTH  MAY  BE  DIFFICULT.

     In the event that we receive funding adequate to execute our business plan, we will be required to ramp up and grow significantly by expanding our product line and hiring new employees. In the past, growth has strained our management, resources and systems. Our ability to compete effectively and manage future growth, if any, will require us to implement and improve our operational, financial and management information systems on a timely basis and to attract, hire, train and retain additional personnel. If we cannot effectively manage our growth, our business could be harmed.

OUR FAILURE TO HIRE, INTEGRATE OR RETAIN OTHER QUALIFIED PERSONNEL COULD DISRUPT OUR BUSINESS.

     We have recently conducted layoffs of all our employees other than certain management and engineering personnel. We anticipate hiring additional personnel upon receipt of adequate financing; however the employees whom we laid off may not be available for re-hire. In addition, competition for qualified personnel in technology is intense and we may not be able to retain or hire the necessary additional personnel.

WE ARE HEAVILY RELIANT ON THIRD PARTIES FOR ORDER FULFILLMENT AND ANY DELAYS OR OTHER PROBLEMS IN FULFILLMENT COULD ADVERSELY AFFECT OUR BUSINESS.

     We are heavily reliant on the ability of Pakpro, Guildsoft Ltd. and Russ Thill, our fulfillment houses, to package and ship orders of our products. Growth in the volume of orders for our products may strain the capacity of our fulfillment houses, and delays or other problems with order fulfillment could have a material and adverse effect on our business.

THERE ARE DILUTIVE EFFECTS OF CONVERSIONS OF OUR SERIES A COMMON STOCK OUR EQUITY LINE AGREEMENT WITH PLUMROSE HOLDINGS, LTD. AND WEC GLOBAL TELECOM LTD.

     During the nine months ended December 31, 2000, holders of our Series A Preferred Stock converted an aggregate of 56.5 shares accrued dividends into an aggregate of 1,423,355 shares of common stock. The conversion rates were set at a discount to the then-market price of our common stock, and had a dilutive effect on the common stock. Future conversions of the Series A Preferred Stock will also be at a discount to market value, will have a further dilutive effect on our common stock and could adversely affect its market price.

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

     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     To date, we have not paid the interest due on our 8% convertible debentures and thus, are technically in default under the debentures.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

     Not  applicable.

     (b)  Reports  on  Form  8-K.

     We filed a current Report on Form 8-K on December 5, 2000 to disclose that, on November 30, 2000, we terminated all of our remaining non-officer employees in order to reduce operating expenses.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INCHORUS.COM

Date:  February  20,  2001                         By:  /s/  Ralph  G. Coan, Jr.
                                                        ------------------------

                                                     Ralph  G.  Coan,  Jr.
                                                     Vice President, Finance and
                                                     Chief  Financial  Officer
                                                     (Principal Accounting and
                                                     Financial Officer)